Form 10QSB
period 1999-04-30
EXHAUST TECHNOLOGIES INC
filed 1999-08-11
CIK 1067612

=================================================================



                  SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON  DC  20549



                            Form 10-QSB

[ X ]     QUARTERLY REPORT UNDER SECTION 13 or (15) D OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 1999

[   ]     TRANSITION REPORT UNDER SECTION 13 or 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ____________ to ____________



                 Commission file number  000-25875



                    EXHAUST  TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)



Washington                              91-1970433
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification No.)



                     230 North Division Street
                 Spokane, Washington   99220-2822
    (Address of principal executive office, including zip code.)



                          (509) 838-4401
                  (Registrant's telephone number)



As of July 21, 1999; there were 4,692,750 shares of the Registrant's common stock outstanding.



=================================================================

                               PART I

ITEM 1.  FINANCIAL STATEMENTS.

EXHAUST TECHNOLOGIES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEET
                           APRIL 30, 1999

                               ASSETS
CURRENT:
 Cash                                   $  12,803
 Supplies inventory                         9,021
                                        ---------
TOTAL CURRENT ASSETS                       21,824

OTHER ASSETS:
 Licenses, net of accumulated
  amortization of $2,134                   20,307
                                        ---------
                                        $  42,131
                                        ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
 Accounts payable                       $   7,516
 Accrued interest                           1,235
 Line of credit-related party (Note 3)     22,509
                                        ---------
TOTAL CURRENT LIABILITIES                  31,260
                                        ---------
COMMITMENTS AND CONTINGENCIES
 (Notes 1,3 and 4)

STOCKHOLDERS' EQUITY:
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  4,692,750  shares issued and
  outstanding                                  47
 Additional paid-in capital                72,088
 Deficit accumulated during the
  development stage                       (61,264)
                                        ---------
TOTAL STOCKHOLDERS' EQUITY                 10,871
                                        ---------
                                        $  42,131
                                        ---------

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                         STATEMENT OF LOSS

                              Three months        Date of Inception
                              Ended               (July 21, 1998
                              April 30, 1999      Through
                                                  April 30, 1999)
REVENUES                      $       -           $      -

OPERATING EXPENSES:
 Professional services            22,173             22,173
 Advertising                       1,300              1,300
 Office expense                      925              1,584
 Amortization                        550              2,134
 Travel                               -               2,838
 Director's fees                      -              30,000
                              ----------          ---------
TOTAL OPERATING EXPENSES          24,948             60,029
                              ----------          ---------
LOSS FROM OPERATIONS             (24,948)           (60,029)

OTHER EXPENSE:
 Interest expense                   (450)            (1,235)
                              ----------          ---------
NET LOSS                      $  (25,398)         $ (61,264)
                              ----------          ---------
NET LOSS PER SHARE - BASIC
 AND DILUTED                  $    (0.01)
                              ----------
WEIGHTED AVERAGE NUMBER OF
 SHARES - BASIC AND DILUTED    4,682,385
                              ----------

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOWS
                    Increase (Decrease) in Cash
                 THREE MONTHS ENDED APRIL 30, 1999

Cash flows from operating activities:
 Net loss                                         $ (25,398)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization                                          550
  Changes in assets and liabilities:
   Accounts payable                                   7,516
   Inventory and supplies                            (1,030)
   Accrued interest                                     450
                                                  ---------
Net cash used in operating activities               (17,912)
                                                  ---------
Cash flows from investing activities:
 Cash paid for licenses                              (6,600)
                                                  ---------
Net cash used in investing activities                (6,600)
                                                  ---------
Cash flows from financing activities:
 Net proceeds from sale of common stock              10,050
                                                  ---------
Net cash provided by financing activities            10,050
                                                  ---------
Net decrease in cash                                (14,462)
Cash, beginning of period                            27,265
                                                  ---------
Cash, end of period                               $  12,803
                                                  ---------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                        $      -
                                                  ---------
  Income taxes                                    $      -
                                                  ---------

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM FINANCIAL STATEMENTS

1.   Basis of Presentation

     The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 1999. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

     The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company's financial position and results of operations.

     Operating results for the three-month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

2.   Development Stage Operations and Going Concern

     The Company has been in the development stage since its inception. The Company has no recurring source of revenue and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

     Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2000. To this end, management is currently in negotiations with manufacturers to produce the Company's products and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Three Months Ended April 30, 1999

For the three months ended April 30, 1999 the Company reported a net loss of $25,398. The Company is in the development stage and has been since inception. The operating expenses that were incurred were for professional costs related to Securities and Exchange Commission filing fees and preliminary costs advanced towards future product production. The Company is in the process of obtaining manufacturers for its products and sales outlets. There have been no revenues received since inception and no revenues are expected until management receives the necessary funds to begin production.

Financial Condition and Liquidity

At April 30, 1999, the Company had $12,803 of cash. The Company's sources of cash have been from short-term borrowings from a related party and from sales of the Company's common stock. Future funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

Impact of Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Since the company is not producing or maintaining time sensitive operations at present, the year 2000 problem is not anticipated to have a significant impact on the Company's operations. However, it may have a significant impact on key suppliers and customers with whom the Company may conduct business in the future.

                    PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There are no senior securities issued by the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the first quarter ended April 30, 1999.


ITEM 5.   OTHER INFORMATION

None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended April 30, 1999.

Exhibits

Exhibit
No.       Description

27        Financial Data Schedule.

                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 10th day of August, 1999.

                              EXHAUST  TECHNOLOGIES, INC.



                              BY:  /s/ Robert E. Sterling
                                   Robert E. Sterling, President