Form 10-Q
period 1999-07-31
EXHAUST TECHNOLOGIES INC
filed 1999-10-15
CIK 1067612

=====================================================================


               U.S. SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON  D.C.  20549

                            Form 10-QSB


[ X ]     QUARTERLY REPORT UNDER SECTION 13 or (15) D OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31,1999

OR

[   ]     TRANSITION REPORT UNDER SECTION 13 or 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ______________ to ______________

               Commission file number - 000-25875

                    EXHAUST  TECHNOLOGIES,  INC.
 (Exact name of small business issuer as specified in its charter)

Washington                         91-1970433
(State or other jurisdiction of    (IRS Employer Identification No.)
Incorporation or organization)

                     230 North Division Street
                           P.O. Box 2822
                 Spokane, Washington   99220-2822
              (Address of principal executive office)

                          (509) 838-4401
                    (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (D) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.     YES   [ X ]       NO     [   ]

     As of October 11, 1999 ; there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format. YES [   ]  NO [ x ]



=====================================================================

                    EXHAUST TECHNOLOGIES,  INC.
                           Form   10-QSB
                For the Quarter Ended July 31, 1999



                               INDEX


PART I - Financial Information

Item 1    Financial Statements:

          Balance Sheet - July 31, 1999

          Statement of Loss - July 31, 1999

          Statement of Cash Flows - July 31, 1999

          Notes to Interim Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - Other Information

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEET
                           JULY 31, 1999

             ASSETS
CURRENT:
  Cash                                            $   2,081
  Deferred stock offering costs                      25,000
  Supplies inventory                                 23,510
  Prepaid expenses                                    1,105
                                                  ---------
          TOTAL CURRENT ASSETS                       51,696

OTHER ASSETS:
 Licenses, net of accumulated
  amortization of $2,849                             28,585
                                                  ---------
                                                  $  80,281
                                                  =========

             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
 Accounts payable                                 $  16,256
 Accrued interest                                     2,017
 Line of credit-related party (Note 3)               74,509
                                                  ---------

          TOTAL CURRENT LIABILITIES                  92,782
                                                  ---------
COMMITMENTS AND CONTINGENCIES (Notes 1,3 and 4)

STOCKHOLDERS' DEFICIT:
Common stock, $.00001 par value; 100,000,000
 shares authorized; 4,692,750  shares issued
 and outstanding                                         47
Additional paid-in capital                           72,088
Deficit accumulated during the development stage    (84,636)
                                                  ---------
          TOTAL STOCKHOLDERS' DEFICIT               (12,501)
                                                  ---------
                                                  $  80,281
                                                  =========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                         STATEMENT OF LOSS

                                   Six months     Date of Inception
                                   Ended          (July 21, 1998
                                   July 31, 1999  Through
                                                  July 31, 1999)
REVENUES                           $       -      $      -

OPERATING EXPENSES:
 Professional services                 41,445        41,445
 Research and development               1,900         1,900
 Advertising                            1,300         1,300
 Office expense                         1,619         2,278
 Amortization                           1,274         2,858
 Travel                                    -          2,838
 Director's fees                           -         30 000
                                   ----------     ---------
     TOTAL OPERATING EXPENSES          47,538        82,619
                                   ----------     ---------
LOSS FROM OPERATIONS                  (47,538)      (82,619)

OTHER EXPENSE:
 Interest expense                      (1,232)       (2,017)
                                   ----------     ---------
NET LOSS                           $  (48,770)    $ (84,636)
                                   ==========     =========
NET LOSS PER SHARE -
 BASIC AND DILUTED                 $    (0.01)
                                   ==========
WEIGHTED AVERAGE NUMBER OF SHARES-
 BASIC AND DILUTED                  4,687,405
                                   ==========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF CASH FLOWS
                    Increase (Decrease) in Cash
                   SIX MONTHS ENDED JULY 31, 1999

Cash flows from operating activities:
 Net loss                                         $ (48,770)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization                                       1,274
  Changes in assets and liabilities:
   Deposits                                         (26,105)
   Accounts payable                                  16,256
   Inventory and supplies                           (15,519)
   Accrued interest                                   1,232
                                                  ---------
Net cash used in operating activities               (71,632)
                                                  ---------
Cash flows from investing activities:
 Cash paid for licenses                             (15,602)
                                                  ---------
Net cash used in investing activities               (15,602)
                                                  ---------
Cash flows from financing activities:
 Borrowings under line of credit-related party       52,000
 Net proceeds from sale of common stock              10,050
                                                  ---------
Net cash provided by financing activities            62,050
                                                  ---------
Net decrease in cash                                (25,184)
Cash, beginning of period                            27,265
                                                  ---------
Cash, end of period                               $   2,081
                                                  =========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                        $      -
                                                  =========
   Income taxes                                   $      -
                                                  =========

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

     Operating results for the six-month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

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

Six Months Ended July 31, 1999

     For the six months ended July 31, 1999 the Company reported a net loss of $48,770. The Company is in the development stage and has been since inception. The operating expenses that were incurred were for professional costs related to Securities and Exchange Commission filing fees and preliminary costs advanced towards future product production. The Company is in the process of obtaining manufacturers for its products and sales outlets. There have been no revenues received since inception and no revenues are expected until management receives the necessary funds to begin production.

Financial Condition and Liquidity

     At July 31, 1999, the Company had $2,081 of cash. The Company's sources of cash have been from short-term borrowings from a related party and from sales of the Company's common stock. Future funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

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

                     EXHAUST TECHNOLOGIES, INC.
                    PART II  - OTHER INFORMATION


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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the six months ended July 31, 1999.


ITEM 5.      OTHER INFORMATION

None


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended July 31, 1999.

                             SIGNATURES


     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXHAUST TECHNOLOGIES, INC.


October 14, 1999                   /s/Robert E. Sterling
(Date)                             Robert E. Sterling, President