Form 10QSB
period 1999-10-31
EXHAUST TECHNOLOGIES INC
filed 1999-12-15
CIK 1067612

=====================================================================

                U S SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON DC  20549
                               10-QSB

(Mark One)
[ x ]     QUARTERLY REPORT UNDER SECTION 13 or (15) D OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended October 31, 1999
OR
[   ]     TRANSITION REPORT UNDER SECTION 13 or 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ______________ to _____________


                Commission file number 000-25875


                     EXHAUST TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)


Washington                              91-1970433
(State or other jurisdiction of         (IRS Employer Identification
Incorporation or Organization)          No.)


                     230 North Division Street
                          P. O. Box 2822
                   Spokane Washington  99220-2822
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

As of December 13, 1999 there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format  (check one)
     YES [   ]  NO [ x ]


=====================================================================

                     EXHAUST TECHNOLOGIES, INC.

                            Form 10-QSB

               For the Quarter Ended October 31, 1999





                               INDEX


PART I   - Financial Information

Item 1 - Financial Statements:

          - Balance Sheet - October 31, 1999
          - Statement of Loss - October 31, 1999
          - Statement of Cash Flows - October 31, 1999
          - Notes To Interim Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operation

PART II   - Other Information

                   EXHAUST TECHNOLOGIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET
                        OCTOBER 31, 1999

                             ASSETS

CURRENT:
 Cash                                   $      516
 Inventory                                  29,983
 Prepaid expenses                           10,866
                                        ----------
     TOTAL CURRENT ASSETS                   41,365
                                        ----------
EQUIPMENT, net of accumulated
 depreciation of $6,715                     57,409
                                        ----------
OTHER ASSETS:
 Licenses, net of accumulated
  amortization of $3,486                    27,948
 Deferred stock offering costs              25,000
                                        ----------
     TOTAL OTHER ASSETS                     52,948
                                        ----------
                                        $  151,722
                                        ==========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
 Accounts payable                       $   36,250
 Accrued interest                            4,534
 Line of credit-related party              177,160
                                        ----------
     TOTAL CURRENT LIABILITIES             217,944
                                        ----------
STOCKHOLDERS' DEFICIT:
 Common stock, $.00001 par value;
  100,000,000 shares authorized:
  4,692,750 shares issued and
  outstanding                                   47
 Additional paid-in capital                 72,088
 Deficit accumulated during the
  development stage                       (138,357)
                                        ----------
     TOTAL STOCKHOLDERS' DEFICIT           (66,222)
                                        ----------
                                        $  151 722
                                        ==========

                   EXHAUST TECHNOLOGIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF LOSS

                                                        Date of
                         Three     Three     Nine       Inception
                         Months    Months    Months     (07/21/98)
                         Ended     Ended     Ended      Through
                         10/31/99  10/31/98  10/31/99   10/31/99

REVENUES                 $     -   $     -   $      -   $      -
                         --------  --------  ---------  ---------
OPERATING EXPENSES
Professional services       8,002        -      49,447     49,447
Research and development   25,347        -      40,518     40,518
Advertising                    -         -       1,300      1,300
Office expense                772       304      2,391      3,050
Amortization                  628       678      1,902      3,486
Travel                        262       295        262      3,100
Director's fees                -     30,000         -      30,000
Dues and subscriptions        275        -         275        275
Supplies                    2,647        -       2,647      2,647
                         --------  --------  ---------  ---------

TOTAL OPERATING EXPENSES   37,933    31,277     98,742    133,823
                         --------  --------  ---------  ---------
LOSS FROM OPERATIONS      (37,933)  (31,277)   (98,742)  (133,823)
                         --------  --------  ---------  ---------
OTHER EXPENSE:
Interest expense           (2,517)       -      (3,749)    (4,534)
                         --------  --------  ---------  ---------
NET LOSS                 $(40,450) $(31,277) $(102,491) $(138,357)
                         --------  --------  ---------  ---------
NET LOSS PER SHARE  -
 BASIC AND DILUTED       $  (0.01) $  (0.01) $   (0.02)
                         ========  ========  =========
WEIGHTED AVERAGE
 NUMBER OF SHARES -
 BASIC AND DILUTED       4,692,750 4,500,000 4,687,405
                         ========= ========= =========

                   EXHAUST TECHNOLOGIES, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash

                                   Nine           Date of Inception
                                   Nine Months    (07/21/98
                                   Ended          Through
                                   10/31/99       10/31/99)
Cash flows from operating activities:
 Net loss                          $ (102,491)    $  (138,357)
 Adjustments to reconcile net loss
  to net cash in operating activities:
  Amortization and depreciation         1,902           3,486
  Changes in assets and liabilities:
   Deposits                           (25,000)        (25,000)
   Accounts payable                    36,250          36,250
   Inventory                          (21,992)        (29,983)
   Prepaid expenses                   (10,866)        (10,866)
   Accrued interest                     3,749           4,534
                                   ----------     -----------
Net cash used in
 operating activities                (118,448)       (129,936)
Cash flows from investing activities:
 Cash paid for licenses               (57,409)        (57,409)
 Cash paid for property and equipment (15,593)        (15,593)
                                   ----------     -----------
Net cash used in investing
 activities                           (73,002)        (73,002)
Cash flows from financing activities:
 Borrowings under line of
  credit - related party              154,651         177,160
                                   ----------     -----------
Net proceeds from sale of
 common stock                          10,050          26,294
                                   ----------     -----------
Net cash provided by
 financing activities                 164,701         203,454
                                   ----------     -----------
Net increase (decrease) in cash       (26,749)            516
Cash, beginning of period              27,265              -
                                   ----------     -----------
Cash, end of period                $      516     $       516
                                   ==========     ===========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During Period for:
Interest                           $       -      $        -
                                   ==========     ===========
Taxes:                             $       -      $        -
                                   ==========     ===========
Non-Cash Financing Activities:
Common Stock for Licenses:         $              $    15,841
                                   ==========     ===========
Inventory Advanced Under Line
of credit-related party:           $       -      $     7,211
                                   ==========     ===========

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

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

          Operating results for the nine-month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

GENERAL

     These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

PLAN OF OPERATION

     During the next twelve months, we plan to:

     1. Complete agreements for the manufacture of the Turbolator and PHTEM.

     2.  Initiate manufacturing of the Turbolator and PHTEM.

     3.  Begin selling the Turbolator and PHTEM.

     We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through a stock offering. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for additional loans, other than a $400,000 line of credit from our president. We believe that we will need to raise at least $3,000,000 from the offering in order to maintain operations during the next twelve months. At October 31, 1999, we owed Mr. Sterling $177,160.

     We do not intend to conduct any additional product research or development. We believe that the Turbolator and PHTEM are ready for manufacturing and marketing in their current status.

NINE MONTHS ENDED OCTOBER 31, 1999

     For the nine months ended October 31, 1999 the Company reported a net loss of $102,491. The Company is in the development stage and has been since inception. The operating expenses that were incurred were for professional costs related to Securities and Exchange Commission filing fees and preliminary costs advanced towards future product production. The Company is in the process of obtaining manufacturers for its products and sales outlets. There have been no revenues received since inception and no revenues are expected until management receives the necessary funds to begin production.

FINANCIAL CONDITION AND LIQUIDITY

     At October 31, 1999, the Company had $516 of cash.  The
Company's sources of cash have been from short-term borrowings from a related party and from sales of the Company's common stock.
Future funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters presented to the shareholders for vote during the nine months ended October 31, 1999.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the quarter ended October
31, 1999.

EXHIBIT

27   Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXHAUST TECHNOLOGIES, INC.


                              /s/   Robert E. Sterling
                              Robert E. Sterling, President

December 15, 1999