Form 10KSB
period 2000-01-31
EXHAUST TECHNOLOGIES INC
filed 2000-04-28
CIK 1067612

=====================================================================

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - January 31, 2000
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 333-30838



                     EXHAUST TECHNOLOGIES, INC.
       (Exact name of registrant as specified in its charter)


WASHINGTON                              91-1970433
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                         230 North Division
                    Spokane, Washington   99202
   (Address of principal executive offices, including zip code.)

                          (509) 838-4401
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
      January 31, 2000 - $-0-.


=====================================================================

The aggregate market value of the voting stock held by non-affiliates on April 20, 2000 was $2.93. There are approximately 292,750 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 20, 2000 - 4,692,750 shares of Common Stock

Documents Incorporated by Reference

1. Our Form 10SB Registration Statement (SEC File #000-25875) and all amendments thereto, which was filed on April 27, 1999, with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after April 27, 1999.

3. Our Form SB-2 Registration Statement (SEC File #333-30838), which was filed on February 22, 2000 with the Securities and Exchange Commission and all exhibits thereto.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

                               PART I

ITEM 1.   BUSINESS.

General

     We are a development stage business formed under the laws of the state of Washington on July 21, 1998, to develop, manufacture and market two automotive devices.

The Devices

     The two automotive devices we intend to develop, manufacture and market are the Turbolator and the Pneumatic Hand Tool Exhaust Muffler. Both devices are expected to be available for sale by March 2000.

The Turbolator

     The Turbolator was invented by Robert Sterling, our President and a member of the Board of Directors, and his son, Matthew R. Sterling in 1990. A patent was issued on October 18, 1994 (No. 5,355,673). During the period that the patent was pending, the Turbolator was marketed and generated gross revenues of $160,364. The revenue was earned prior to our formation and was not recognized as revenue to us. In addition to obtaining a patent for the Turbolator, Robert Sterling obtained a trademark with the United States Trademark office on the name "Turbolator." Messrs. Sterling and Sterling have issued an exclusive license to us to manufacture, develop and market the Turbolator in the United States, provided we generate sales from the Turbolator of $-0-through 2001 and $500,000 per year, thereafter. The license granted to us for the Turbolator require that Robert Sterling and Matthew Sterling approve any license transfer from us by either a merger or sale of assets.

     The Turbolator is designed for installation on all vehicles, with the exception of turbo-charged vehicles. It is composed of a spring butterfly valve mounted in a tube housing. The butterfly valve is regulated by a pre-loaded torsion spring. The tube housing or tip housing is installed directly behind the catalytic converter or directly behind the muffler. The Turbolator comes in five sizes which are six inches long with an outside diameter varying from 1 3/4 inches to 3 inches depending on the exhaust pipe size. Two Turbolators are installed for a vehicle equipped with dual exhausts.

     The purpose of the Turbolator is to regulate exhaust flow from the engine. By regulating exhaust flow, the device creates a more efficient fuel burning engine, thus creating more horsepower and torque without other modifications to the engine.

     The Turbolator operates in conjunction with the exhaust system "OEM" computer controlled electronic port fuel injection and emission control systems already certified with the stock engine. Installation of the Turbolator does not alter the OEM location of the oxygen sensor and the converter. The tune-up specifications for a vehicle remain the same. In lab tests the Turbolator reduced certain emissions and improved fuel mileage.

Pneumatic Hand Tool Exhaust Muffler

     The Pneumatic Hand Tool Exhaust Muffler (the "PHTEM") was invented by Robert E. Sterling, in 1997. Mr. Sterling applied for a patent on January 13, 1998 and the patent has been approved. The PHTEM is currently being test marketed. No sales have been made to date and we have not decided if the PHTEM will be economically successful. Mr. Sterling has granted us an exclusive license to manufacture and market the PHTEM, in the United States, provided the Company generates sales of $-0- through 2001 and $500,000 each year thereafter.

     The PHTEM is a tool with a noise muffling system that can reduce sound levels and remove entrained solid and oil contaminates from the
exhaust air before it is discharged into the atmosphere.   The PHTEM is
used in air powered tools. The PHTEM has a handle with an exhaust passage where the contaminates pass. The PHTEM includes a number of washers positioned longitudinally about the inner tube. The combination of the inner tube and washers are located within the handle exhaust passage. An end cap is provided in closing off the inner tube distal end. During use, exhaust air enters the inner tube, flows out the inner tube airflow openings into the washers, and out the end cap. The handle muffles the sound the tool and retains the contaminates therein.

     We have registered the trademark "AirCat" to market a line of air powered tools which we have designed that uses the PHTEM. The tools include a patent pending handle design which has been ergonomically engineered to better position and balance the tool during use. Several tools have been field tested during the past year. The tools incorporating the PHTEM are substantially quieter with essentially no loss of power.

Testing

     We have conducted independent performance tests of the Turbolator through an EPA approved California testing facility. Based upon the
tests, we received a California CARB certificate (CARB #D-226).   The
California CARB Certificate certifies that the Turbolator meets, or exceeds, the air quality and vehicle performance guidelines set forth in California. Because California's air quality standards are the most stringent in the United States, such certification establishes that the Turbolator meets or exceeds the air qualification standards in all
other states.   The tests further established that the Turbolator
improves fuel economy and reduces carbon monoxide and hydrocarbon emissions.

Manufacturing

     We believe there are a number of manufacturers who are capable of producing the Turbolator and the PHTEM. Raw materials for the Turbolator and PHTEM are readily available from numerous sources. Our founders have spent in excess of $50,000 during the two years prior to our incorporation in the development of the Turbolator and PHTEM.

UNDERWRITING

     We have filed a Form SB-2 registration statement with the Securities and Exchange Commission to sell up to 1,000,000 units consisting of one share of common stock and one redeemable warrant and 1,000,000 additional redeemable warrants, no minimum.

     We have hired Castle Securities Corp. as our exclusive agent to sell our units and redeemable warrants. Castle Securities is a broker/dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. There is no minimum number of units or redeemable warrants that Castle Securities is committed to sell. As such, any money received by Castle Securities for us will be immediately delivered to us.

     Castle Securities has agreed to act as our agent in selling the units and redeemable warrants. They have no obligation to buy our securities and may not be able to sell any of the units or redeemable warrants. We have no legal recourse against Castle Securities for their inability to sell our securities.

     We have agreed to pay Castle Securities the following for their services:

1.   A commission 10% of all money raised in this offering.

2.   A non-accountable expense allowance of $0.153 for each unit sold.

3. A non-accountable expense allowance of $0.003 for each warrant sold.
4. One underwriter warrant for each 10 units sold at a purchase price of $0.0001 per warrant.

5. 2% of the gross proceeds of the offering for future consulting services.

     Each underwriter warrant allows Castle Securities to purchase one unit at a purchase price of $6.12. The exercise price of the underwriter warrant will be from 12 months to 60 months after this offering is declared effective by the SEC. The underwriter warrants are being registered in this offering. In the event the registration statement becomes stale, we have agreed to register the underwriter warrants on one additional occasion upon the happening of certain events. The events include:

     1. Written request by holders of 40% of the underwriter warrants and/or underlying securities. This request must be made not earlier than 12 months after this offering is declared effective by the SEC, but not later than 7 years after the offering is declared effective.

     2. Filing a registration statement with the Securities and Exchange Commission (the "SEC") or seek an exemption from registration pursuant to Regulation A of the Securities Act of 1933.

     Castle may engage other broker/dealers to sell our securities and may pay all or a portion of the foregoing fees to other broker/dealers who sell our securities, but not greater than 10% of the offering price. The amount to be paid to other broker/dealers will be determined by Castle.

     We have already advanced Castle Securities $25,000 to engage them as our underwriter.

     As of the date hereof our SB-2 registration statement has not been declared effective and we have not sold any units or redeemable warrants.

Offering Period and Expiration Date

     This offering will commence on the effective date and will continue for a period of 90 days. The underwriter and our board of directors may extend the offering period for an additional 90 days, or unless the offering is completed or otherwise terminated.

Distribution

     We intend to distribute the Turbolator and the PHTEM by direct shipment from the manufacturer.

Marketing

     We intend to market the Turbolator and the PHTEM through automotive suppliers. As of the date hereof, we have not contacted any automotive suppliers and there is no assurance that any other automotive suppliers will ever sell Turbolators or PHTEMs.

Clarkstone agreement

          On February 25, 2000, we entered into an exclussive consulting and marketing agreement with Clarkstone International Corporation. Under the terms of the agreement, Clarkstone is to provide consulting, marketing and sales services to us. Clarkstone will receive as consideration for its services, the following commissions on the sale of all products by us:

*    Sales under $10,000      -    15% of the sale
*    Sales $10,000-$20,000    -    $1,500 plus 12% of the amoun
                                   of the sale over $10,000
*    Sales $20,000-$30,000    -    $2,700 plus 11% of the amount
                                   of the sale over $20,000
*    Sales over $30,000       -    $3,800 plus 10% of the amount
                                   of the sale over $30,000

     The commission is payable on or before the 20th of the month immediately following the month during which the payment of the of invoice applicable to an order in whole or in part is received by us.

     In the event Clarkstone is instrumental in locating a third person to execute a licensing agreement with us, Clarkstone will receive 15% of the royalties or other fees paid to us under the licensing agreement.

     The term of our agreement with Clarkstone is three years and shall automatically renew from year to year thereafter unless the agreement is terminated by written notice from the party desiring termination ten days prior to the annual renewal date. The agreement will then terminate 90 days thereafter. If the agreement is terminated for any reason, Clarkstone will receive its full commission for a period of twelve months thereafter.

Competition

     With respect to the Turbolator, we are not aware of any competitors within the industry that manufacture a similar product. With respect to the PHTEM, we are aware of a number of competitors within the industry that manufacture a similar, but not an identical product. Some of the foregoing manufacturers have considerably greater financial and other resources than us.

Governmental Regulation

     There are no governmental regulations which effect the manufacture, development or sale of the Turbolator or PHTEM.

Company's Office

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We use the offices on a rent free basis. If we move to a new office location, we will have to pay rent. At this time we have not made any plans to change office locations.

Employees

     We have no full-time employees.

Risk Factors

1.   We Have No Operating History; Going Concern.

     We are recently formed and have no operating history. We cannot assure you that we will be successful in our plans. Therefore our independent certified public accountants have modified their report to include a paragraph wherein they expressed substantial doubt about the Company's ability to continue in business as a going concern. We face all of the risks and uncertainties encountered by a new business. Because we have no operating history we cannot reliably forecast our future operations.

2.   We Have No Market Research.

     We have not conducted nor engaged other entities to conduct market research for our products. Accordingly, there is no assurance that market demand exists for our products.

3.   Year 2000.

     We were aware of the issues associated with the programming code in computer systems as the millennium (year 2000) approached. The "Year 2000" problem was pervasive and complex as virtually every computer operation was affected in some way by the rollover of the two digit year value to 00. The issue was whether computer systems would be able to properly recognize date sensitive information when the year changed to 2000. Systems that did not properly recognize such information could generate erroneous data or cause a system to fail. Since we did not acquired additional hardware or software technology in support of our services at present, the year 2000 problem did not have a significant impact on our operations. However, it may have a significant impact on key suppliers and customers with whom we may do business in the future. Even though this report is being filed after January 1, 2000, year 2000 compliance issues could continue into the future as software manufactured prior to January 1, 2000 is sold into the marketplace.

4.   We Do Not Have Key Personnel Insurance.

     We do not maintain any life insurance on the lives of any of our officers and directors. If one or all of our officers or directors die of otherwise become incapacitated, our operations could be interrupted or terminate. In the event that our underwriter successfully completes the sale of any securities, we will be obligated, pursuant to the underwriting agreement, to acquire insurance on the life of our President, Robert Sterling and his son, Matt Sterling.

5.   No Liability Insurance Coverage.

     We do not have any liability insurance. We have potential liability if our products injure a user. If that happens and we are held liable, we could be sued for a large sum of money. Further, we could be placed in a situation whereby we could be forced to defend a frivolous lawsuit. If we cannot pay the judgment and become insolvent, or do not have the funds to defend a frivolous lawsuit, we could be forced to stop doing business.

6.   Uninsured Risks.

     We may not maintain insurance against all losses we suffer or liabilities we incur because of our operations. This could be because insurance is unavailable, we do not have the financial resources to acquire the insurance, or because we have elected not to purchase insurance.

7.   We Need Additional Key Personnel.

     We have no full time employees. Our success will depend in part, upon our ability to attract and retain qualified employees. There is no assurance we will be able to obtain or retain qualified employees. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

8.   Reliance Upon Our Directors and Officers.

     We are wholly dependent upon the personal efforts and abilities of our officers who will exercise control over the day-to-day affairs of the Company, and upon our Directors, most of whom are engaged in other activities. Our officers will devote approximately 80% of their time to our day-to-day operation. As such, while we will solicit business through our officers, there can be no assurance as to the volume of business, if any, which we may succeed in obtaining. Further we can't be sure that our proposed operations will be profitable.

9.   Non-Arms' Length Transaction.

     The number of shares issued to present shareholders of the Company for property and services was arbitrarily determined by us and should not be considered the product of arm's length transactions.

10.  Indemnification of Officers and Directors for Securities
     Liabilities.

     Our Articles of Incorporation provide that we may indemnify any Director, Officer, agent and/or employee for liabilities as are specified in the Washington Business Corporation Act. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent us from recovering from such Officers, Directors, agents and employees for losses incurred by us as a result of their actions. Further, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

11.  Competition.

     We have competitors and potential competitors, many of whom have considerably greater financial and other resources than we do. Further, if our products are successful, others will enter the market which may draw our customers away from us.

12.  Patents May Not Give Adequate Protection.

     We have obtained patents for our products. There is no assurance, however, that third parties may not infringe on our patents. In order to protect our patent rights, we may have to file lawsuits and obtain injunctions. If we do that, we will have to spend large sums of money for attorney's fees in order to obtain the injunctions. Even if we obtain the injunctions, there is no assurance that those infringing on our patents will comply with the injunctions. Further, we may not have adequate funds available to prosecute actions to protect our patents, in which case those infringing on our patents could continue to do so in the future.

13.  Cumulative Voting, Preemptive Rights and Control.

     There are no preemptive rights in connection with the shares. Cumulative voting in the election of directors is not provided for. Accordingly, even if all of the units are sold, the holders of a majority of the shares will be able to elect all of the directors.

14.  No Dividends Anticipated.

     We do not anticipate paying dividends, cash or otherwise, on the shares in the foreseeable future. Future dividends will depend on our earnings, financial requirements and other factors. If you believe you will have a need for immediate income from this investment in the units, shares or redeemable warrants, you should not purchase our securities.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     We own no real property, other than our inventory.

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We use the offices on a rent free basis. If we move to a new office location, we will have to pay rent. At this time we have not made any plans to change office locations.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter which ended January 31, 2000.


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities. Castle Securities, however, has filed a Form 211 with the National Association of Securities Dealers, Inc. requesting that the Company's common stock be listed on the Bulletin Board operated by the NASD.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 4,692,750 shares of common stock outstanding as of April 20, 2000, 4,400,000 shares were issued to our officers and directors and may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

     At April 20, 2000, there were 101 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for for our operations in the foreseeable future.

SEC Rule 15g

     Our shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Plan of Operation

     The following Plan of Operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

     Our plan and focus during the next twelve months include the following,

     1. Complete agreements for the manufacture of the Turbolator and PHTEM.
     2.   Initiate manufacturing of the Turbolator and PHTEM.
     3.   Begin to market and sell the Turbolator and PHTEM.

     We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since its inception. We have had no recurring source of revenue, we have incurred operating losses since inception and at January 31, 2000 had a working capital deficiency. Additionally, as of January 31, 2000, we had an accumulated deficit of approximately $225,000.

     The development and marketing of new automotive technology is capital intensive. We have funded operations to date either from the sale of its common stock or through advances made by our Chief Executive Officer through a line of credit agreement. We have utilized funds obtained to date for organizational purposes and to complete certain research and development. We do not currently intend to conduct any additional product research or development in the next twelve months. Further, it is our belief that both the Turbolator and the PHTEM are ready for manufacture and marketing in their current state. At the present time we have not engaged anyone to market our products. We have located manufacturers for the Turbolator and PHTEM and are arranging for product molds to be built. As of January 31, 2000, we require additional funding to continue our efforts and have therefore entered into an understanding with an underwriter to sell shares of our common stock and common stock purchase warrants to the public market.

     We do not currently intend to purchase a plant or to expend significant amounts for additional equipment in the next twelve months. We may execute employment agreements with our Chief Executive Officer and Matt Sterling, operations manager, upon completion of the registration document for the sale of units and redeemable warrants to the public, provided it is profitable to do so.

     In August 1999, we entered into a purchase agreement with Apex Industries, Inc. whereby Apex agreed to manufacture, and we agreed to purchase, 10,000 Turbolator assemblies. The total cost of the 10,000 Turbolator assemblies is estimated to be approximately $200,000, of which $28,500 relates to tooling cost that will become our property.
In conjunction with the purchase agreement, our president secured an irrevocable standby letter of credit with a bank for $80,000 on our behalf and for the benefit of Apex. Drawings under the letter of credit will bear interest payable monthly at the bank's prime rate plus two percent (2%) matured on November 23, 1999.

Operating Expenses:

     Operating expenses include those costs incurred for professional services provided to us in connection with certain agreements executed by us and the costs incurred for the private placement of our common stock. In addition we incurred certain expenses necessary to complete the necessary research and development associated with our products. Operating expenses totaling $215,000 have been incurred since inception. For the year ended January 31, 2000 our operating expenses totaled $180,000 as compared to $35,000 for the period from inception July 21, 1998 through January 31, 1999. This increase of approximately $145,000 or 414% was primarily the result of an increase of $65,000 from professional services, $44,000 in research and development costs, $30,000 in compensation costs and $24,000 in advertising expenses, as partially offset by $30,000 in fees paid to our Directors in the form of common stock. Finally, approximately $17,000 of additional expense was incurred during the year ended January 31, 2000, and was primarily the result of the increase in our general administrative activities.

Other Expenses:

     Other expenses consist of interest expense incurred by us on borrowings on the related party line of credit. Interest expense totaling $10,000 has been incurred since inception, as of January 31, 2000. During the year ended January 31, 2000 we recognized interest expense of $9,000. There were no outstanding borrowings on the related party line of credit for the comparable period of the prior year.

Net Loss:

     Primarily as a result of the foregoing factors, our net loss was $225,000 as of the period from inception through January 31, 2000. The net loss for the year ended January 31, 2000 was $189,000 as compared to $36,000 for the period from inception July 21, 1998 through January 31, 1999. This increase of approximately $153,000 lead to a $0.03 increase in the loss per share to $0.04 for the year ended January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition:

     During the period from inception through January 31, 2000, we used cash in operating activities of $214,000. For the year ended January 31, 2000 we used cash in operating activities of $210,000 as compared to a $4,000 which was used in the period from date of inception (July 21, 1998) through January 31, 1999. This increase in the cash used in operating activities was primarily associated with the increase in the net loss for the year ended January 31, 2000. As of January 31, 2000 we had a cash balance of $352 in cash and cash equivalents. From the date of inception to January 31, 2000 we used cash in investing activities of $111,000, all of which occurred during the year ended January 31, 2000 and related to the acquisition of certain licensing rights and for limited production and testing equipment. We have historically financed our operation from either the sale of our common stock or from borrowings on the related party line of credit. From inception through January 31, 2000 we obtained financing funds totaling $325,000, the majority of which were obtained during the year ended January 31, 2000.

     At January 31, 2000, we had a deferred tax asset of approximately $73,000. We do not believe that our present condition or past results makes it more likely than not that we will be able to realize the benefit of this deferred tax asset. As such a valuation allowance has been established equal to the net deferred tax asset.

     As of January 31, 2000, we had no recurring source of revenue, had incurred losses since inception and had a working capital deficiency. Primarily as a result of these factors, our independent certified public accountants included an explanatory paragraph in their report on our financial statements for the period ended January 31, 2000, which expressed substantial doubt about our ability to continue as a going concern. We believe the ability of our Company to continue as a going concern and achieve profitability is highly dependent on a number of factors including, but not limited to: our ability to market and distribute our products, obtain sufficient financing, and to secure an agreement with a manufacturer to produce in sufficient quantity and at a cost efficient price, our two products, the Turbolator and the PHTEM.

IMPACT OF YEAR 2000

     The Year 2000 issue was the result of computer programs written using two digits rather than four to define the applicable year. As a result, date sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Though we did not acquire any additional hardware or software technology in support of our services, any future acquisitions will most likely involve hardware or software which is relatively new and therefore we do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems
improvements to be Year 2000 compliant.   Hardware and software
manufactured before January 1, 2000 but sold thereafter may contain defects which could cause a hardware or software failure. As we make arrangements with significant hardware and software suppliers, we intend to determine the extent to which we may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce our exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to acquiring the product. If our suppliers have Year 2000 compliance deficiencies, we have located alternative suppliers on terms that are similar to those being sought at this time. Other than the foregoing measures, we have no other contingency plans for dealing with third parties which do not become Year 2000 compliant within a timely manner. We anticipate that this will be an ongoing process as we begin to implement our plan of operation. There can be no assurances that the systems of suppliers or other companies on which we may rely will be converted in a timely manner and will not have a materially adverse effect on our systems.

     Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. We believe that we have taken the steps necessary regarding Year 2000 compliance issues with respect to matters within our control, and to date, we have not experienced any Year 2000 issues. However, no assurance can be given that Year 2000 compliant issues will not have a material adverse effect on our business, financial condition and results of operations in the future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on our current and planned future activities relative to derivative instruments, we believe that the adoption of SFAS No. 133 on January 1, 2001 will not have a significant effect on our financial statements.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Financial Statements begin on following page.

Exhaust Technologies, Inc. (a development stage company)
Report of Independent Certified Public Accountant .    .    F-2
Balance Sheets .    .    .    .    .    .    .    .    .    F-3
Statements of Loss  .    .    .    .    .    .    .    .    F-4
Statements of Changes in Stockholders' (Deficit) Equity     F-5
Statements of Cash Flows .    .    .    .    .    .    .    F-6
Summary of Accounting Policies     .    .    .    .  F-7 to F-9
Notes to Financial Statements .    .    .    .    .F-10 to F-12

BDO Seidman, LLP
Accountants and Consultants
601 West Riverside Avenue, Suite 900
Spokane, Washington   99201-0611
Telephone (509) 747-8095
Fax (509) 747-0415

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Exhaust Technologies, Inc.

We have audited the accompanying balance sheets of Exhaust Technologies, Inc. (a development stage company) as of January 31, 2000 and 1999, and the related statements of loss, changes in stockholders' (deficit) equity and cash flows for the year ended January 31, 2000 and for the period from July 21, 1998 (date of inception) through January 31, 1999. We have also audited the statements of loss, changes in stockholders' equity (deficit) and cash flows from July 21, 1998 (date of inception) through January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exhaust Technologies, Inc. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended January 31, 2000, the period from July 21, 1998 (date of inception) through January 31, 1999 and the period from July 21, 1998 (date of inception) through January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no recurring source of revenue, has incurred losses since inception and has significant cash needs and will require substantial capital from outside sources in order to complete its business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
Spokane, Washington
February 22, 2000

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS

                          ASSETS (Note 1)

                                        January 31,    January 31,
                                        2000           1999

Current assets:
 Cash                                   $      352     $   27,265
 Inventory                                 108,545          7,991
                                        ----------     ----------
     Total current assets                  108,897         35,256

Equipment, net (Note 2)                     95,186             -

Other assets:
 Licenses, net of accumulated
  amortization of $7,871 and
  $1,584 (Note 3)                           23,562         14,257
 Deferred stock offering costs (Note 7)     39,300             -
                                        ----------     ----------
                                        $  266,945     $   49,513
                                        ==========     ==========

           LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
 Accounts payable                       $   34,955     $       -
 Accrued interest                            9,503            785
 Line of credit - related
  party (Note 4)                           345,266         22,509
                                        ----------     ----------
     Total current liabilities             389,724         23,294
                                        ----------     ----------
Commitments and contingencies
 (Notes 1, 6 and 7)

Stockholders' (deficit) equity:
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  4,692,750 and 4,642,500 shares
  issued and outstanding                        47             46
 Additional paid-in capital                102,088         62,039
 Deficit accumulated during
  the development stage                   (224,914)       (35,866)
                                        ----------     ----------
     Total stockholders'
      (deficit) equity                    (122,779)        26,219
                                        ----------     ----------
                                        $  266,945     $   49,513
                                        ==========     ==========




    See accompanying summary of accounting policies and notes to financial statements.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF LOSS

                         Date of                       Date of
                         Inception                     Inception
                         (07/21/98)     Year           (07/21/98)
                         Through        Ended          Through
                         January 31,    January 31,    January 31,
                         2000           2000           1999

Revenues                 $       -      $       -      $       -
                         ----------     ----------     ----------
Operating expenses:
 Professional services       64,630         64,630             -
 Research and
  development                43,703         43,703             -
 Compensation                30,000         30,000             -
 Advertising                 23,666         23,666             -
 Travel                       9,206          6,368          2,838
 Amortization                 7,871          6,287          1,584
 Office expense               3,414          2,755            659
 Directors fees              30,000             -          30,000
 Dues and subscriptions         275            275             -
 Supplies                     2,646          2,646             -
                         ----------     ----------     ----------
Total operating expenses    215,411        180,330         35,081
                         ----------     ----------     ----------
Loss from operations       (215,411)      (180,330)       (35,081)
                         ----------     ----------     ----------
Other expense:
 Interest expense            (9,503)        (8,718)          (785)
                         ----------     ----------     ----------
Net loss                 $ (224,914)    $ (189,048)    $  (35,866)
                         ==========     ==========     ==========

Net loss per share -
 basic and diluted                      $    (0.04)    $    (0.01)
                                        ==========     ==========
Weighted average number
 of shares - basic and
 diluted                                 4,690,223      4,516,264
                                        ==========     ==========













    See accompanying summary of accounting policies and notes to financial statements.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

       STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
              For the Year Ended January 31, 2000 and
                 the Period Ended January 31, 2000

                                                      Deficit
                                                      Accumulated
                                           Additional During the
                         Common Stock      Paid-in    Development
                       Shares    Amount    Capital    Stage        Total

Common stock issued
 to inventors at
 inception for
 licenses at $0.01
 per share             4,350,000 $ 43      $  15,798 $       -     $   15,841

Common stock issued
 for services at $0.20
 per share               150,000    2         29,998         -         30,000

Common stock issued
 for cash at $0.20
 per share               142,500    1         16,243         -         16,244

Net loss for the
 period                       -    -              -     (35,866)      (35,866)
                       --------- ----      --------- ----------    ----------
Balance,
 January 31, 1999      4,642,500   46         62,039    (35,866)       26,219

Common stock issued
 for cash at $0.20
 per share                50,250    1         10,049         -         10,050

Contributed services          -    -          30,000         -         30,000

Net loss for the
 year                         -    -              -   (189,048)      (189,048)
                       --------- ----      --------- ---------     ----------
Balance,
 January 31, 2000      4,692,750 $ 47      $ 102,088 $ (224,914)   $ (122,779)
                       ========= ====      ========= ==========    ==========








    See accompanying summary of accounting policies and notes to financial statements.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS
                    Increase (Decrease) in Cash

                              Date of                       Date of
                              Inception                     Inception
                              (07/21/98)     Year           (07/21/98)
                              Through        Ended          Through
                              January 31,    January 31,    January 31,
                              2000           2000           1999
Cash flows from operating
 activities:
 Net loss                     $ (224,914)    $ (189,048)    $ (35,866)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Amortization                     7,871          6,287         1,584
  Contributed services            30,000         30,000            -
  Issuance of common stock
   for services                   30,000             -         30,000
 Changes in assets and
  liabilities:
  Accounts payable                34,955         34,955            -
  Inventory                     (101,334)      (100,554)         (780)
  Accrued interest                 9,503          8,718           785
                              ----------     ----------     ---------
Net cash used in operating
 activities                     (213,919)      (209,642)       (4,277)
                              ----------     ----------     ---------
Cash flows from investing
 activities:
 Cash paid for licenses          (15,592)       (15,592)           -
 Cash paid for equipment         (95,186)       (95,186)           -
                              ----------     ----------     ---------
Net cash used in investing
 activities                     (110,778)      (110,778)           -
                              ----------     ----------     ---------
Cash flows from financing
 activities:
 Borrowings under line of
  credit - related party         338,055        322,757        15,298
 Deferred stock offering costs   (39,300)       (39,300)           -
 Net proceeds from sale of
  common stock                    26,294         10,050        16,244
                              ----------     ----------     ---------
Net cash provided by
 financing activities            325,049        293,507        31,542
                              ----------     ----------     ---------
Net increase (decrease)
 in cash                             352        (26,913)       27,265
Cash, beginning of period             -          27,265            -
                              ----------     ----------     ---------
Cash, end of period           $      352     $      352     $  27,265
                              ==========     ==========     =========


 See accompanying summary of accounting policies and notes to financial statements.

                                  F-5a

                       EXHAUST TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF CASH FLOWS
                      Increase (Decrease) in Cash

                              Date of                       Date of
                              Inception                     Inception
                              (07/21/98)     Year           (07/21/98)
                              Through        Ended          Through
                              January 31,    January 31,    January 31,
                              2000           2000           1999

Supplemental disclosures of
 cash flow information:
 Cash paid during the period for:
  Interest                    $       -      $       -      $      -
  Income taxes                $       -      $       -      $      -
                              ==========     ==========     =========

Noncash investing and financing
 activities:
 Issuance of common stock in
  exchange for licenses       $   15,841     $       -      $  15,841
                              ==========     ==========     =========
 Inventory advanced under
  line of credit - related
  party                       $    7,211     $       -      $   7,211
                              ==========     ==========     =========





























    See accompanying summary of accounting policies and notes to financial statements.

                                F-5b

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF ACCOUNTING POLICIES
      For the Year Ended January 31, 2000 and the Period From
     Date of Inception (July 21, 1998) through January 31, 1999

Nature of Business

Exhaust Technologies, Inc. ("Exhaust Technologies" or "the Company") is a development stage enterprise which holds exclusive manufacturing, developing, and marketing rights in the United States for the Turbolator, a tube-housing designed for installation on vehicles to regulate exhaust flow from the engine, and for the Pneumatic Hand Tool Exhaust Muffler ("PHTEM"), a noise muffling system installed on pneumatic wrenches which can reduce the sound levels and remove contaminates from the exhaust air before discharging into the atmosphere. The Company was incorporated pursuant to the laws of the
state of Washington in July 1998.   The Company's fiscal year end is
January 31.

Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent. Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

Inventory

Inventory consists of supplies and component parts. Inventory is stated at the lower of cost (first-in, first-out method) or market.

Equipment

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations. Equipment with a nominal value was contributed by the founders at inception, and accordingly, no asset has been recognized. Equipment held for use in future production is recorded at cost. Depreciation will begin when the equipment is placed into service.

Deferred Stock Offering Costs

In conjunction with the Company's registration statement to sell shares of the Company's common stock and common stock purchase warrants, certain costs and fees have been capitalized. Amounts capitalized as deferred stock offering costs will be offset against the total amount of funds received from the offering as a reduction to additional paid-in capital.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF ACCOUNTING POLICIES
      For the Year Ended January 31, 2000 and the Period From
      Date of Inception (July 21, 1998) through January 31, 1999
Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over five years, the estimated useful lives of the patents.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future undiscounted cash flows.

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheet as of January 31, 2000 and 1999 for cash equivalents and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the line of credit - related party approximates its carrying value as the stated rate of the debt reflects recent market conditions.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF ACCOUNTING POLICIES
      For the Year Ended January 31, 2000 and the Period From
      Date of Inception (July 21, 1998) through January 31, 1999
Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had no dilutive potential common stock at January 31, 2000 and 1999 and therefore, basic and diluted EPS are the same for both periods.

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE FINANCIAL STATEMENTS
      For the Year Ended January 31, 2000 and the Period From
      Date of Inception (July 21, 1998) through January 31, 1999
1.   Development Stage Operations and Going Concern

The Company has been in the development stage since its inception. The Company has no recurring source of revenue and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2000. To this end, management is currently in negotiations with manufacturers to produce the Company's products and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders (See Note 7). There can be no assurances that the Company will be successful in executing its plans.

2.   Equipment

Major classes of equipment consist of the following:

                                   January 31,    January 31,
                                   2000           1999

     Equipment                     $   6,715      $ 6,715
     Equipment held for use
      in future production            95,186           -
                                   ---------      -------

     Total equipment                 101,901        6,715
     Less accumulated depreciation     6,715        6,715
                                   ---------      -------
     Net equipment                 $  95,186      $    -
                                   =========      =======
3.   Licenses

In 1998, the Company acquired exclusive licensing rights to manufacture, develop and market the Turbolator and the PHTEM from the Company's president and his son ("the inventors") under separate licensing agreements. The licenses were acquired through the issuance of 4,350,000 shares of common stock, valued at $15,841, which represented the inventors' historical cost basis in the licenses. Pursuant to the terms of the agreements, and a modification to these agreements executed on December 14, 1999, the Company is required to generate sales of the Turbolator and the PHTEM of at least $500,000 per year, beginning in fiscal 2002 and continuing for all years thereafter, in order to retain the licensing rights.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS
      For the Year Ended January 31, 2000 and the Period From
      Date of Inception (July 21, 1998) through January 31, 1999


4.   Line of Credit - Related Party

The Company has a line of credit with the Company's president which allows for borrowings up to $400,000. Borrowings under the line of credit are unsecured. Outstanding borrowings under the line of credit accrue interest at 8% and mature on August 1, 2000.

5.   Income Taxes

At January 31, 2000 and 1999, the Company had net deferred tax assets of approximately $73,000 and $12,500 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at January 31, 2000 and 1999. The difference in the expected federal benefit and the actual tax benefit recorded is due to the increase in the valuation allowance.

At January 31, 2000, the Company has net operating loss carryforwards totaling approximately $220,000, which expire in the years 2014 through 2015.

6.   Commitments and Contingencies

In August 1999, the Company entered into a purchase agreement with Apex Industries, Inc. ("Apex"), whereby Apex agreed to manufacture, and the Company agreed to purchase, 10,000 Turbolator assemblies. The total cost of the 10,000 Turbolator assemblies is estimated to be approximately $200,000, of which $28,500 relates to tooling costs that will become the property of the Company. In conjunction with the purchase agreement, the Company's president secured an irrevocable standby letter of credit with a bank for $80,000 on the Company's behalf and for the benefit of Apex. Drawings under the letter of credit were to bear interest payable monthly at the bank's prime rate plus 2%. No drawings were made under this letter of credit, and the letter of credit matured on November 23, 1999.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS
      For the Year Ended January 31, 2000 and the Period From
      Date of Inception (July 21, 1998) through January 31, 1999

7.   Stock Offering

The Company has entered into a letter of intent with an underwriter pursuant to which the underwriter has agreed to sell, on a best efforts basis, up to 1,000,000 units (each unit consisting of one share of the Company's common stock and one warrant) at a per unit price of $5.10 and 1,000,000 warrants at a per warrant price of $0.10. Each warrant would grant the holder the right to purchase a share of the Company's common stock at an initial per share price of $7.00 for a one year period from the date of the offering, then increasing to $9.00 through the date of the second anniversary from the offering. The Company has advanced a nonrefundable fee of $25,000 to the underwriter and has agreed to pay the underwriter commissions and, based on the results of the offering, to issue the underwriter warrants to purchase up to 100,000 units (each unit consisting of one share of the Company's common stock and a warrant to purchase a share of stock at $6.12).
This nonrefundable fee and certain other costs incurred in connection with the offering have been capitalized as deferred offering costs which will be offset against proceeds received.

In connection with the underwriting, the Company will enter into employment agreements with its Chief Executive Officer and Operations Manager, provided sufficient funds are obtained from the offering. These employment agreements will be effective for a period of three years and contain terms, which specify annual compensation of $125,000 and $100,000, respectively. Finally, each of the two Company founders will deliver back to the Company at the date the Company's registration statement is declared effective a total of 1,692,750 shares of the Company's common stock held by them. Additionally, this founder will place 1,000,000 shares of the Company's common stock held by him into an escrow account. These shares will be held until the Company achieves annual sales of $35,000,000 and pretax income of $7,500,000. If these targets are not attained by January 31, 2004, the shares will be cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our present officers and directors are set forth below:

Name                     Age       Position

Robert E. Sterling       57        President and a member of the Board
                                   of Directors

Ronald L. Allen          59        Vice President and a member of the
                                   Board of Directors

William A. Sutherland    54        Secretary/Treasurer and a member of
                                   the Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors after each annual meeting of shareholders and hold office until their death, or until they resign or have been removed from office.

Robert E. Sterling - President and a member of the Board of Directors.

     Mr. Sterling, one of our founders, has been our President and a member of the Board of Directors since our inception. Mr. Sterling is the founding principal and sole owner of Bob Sterling Enterprises, Inc., a Washington corporation, located in Spokane, Washington. Sterling Enterprises was formed in 1967 and conducts business through itself and several subsidiary corporations in general contracting, real estate and retail stores. Since 1967, Mr. Sterling has owned Midas Muffler Shops in Washington and Idaho and has from time-to-time owned and operated Midas Muffler Shops in Hawaii (1978) and Nevada (1979 TO
1984). Mr. Sterling has also served as an officer and director of the following publicly traded corporations: Gold Express Corporation (1984 to 1989) and Gold Coin Mining, Inc. (1984 to 1989).

Ronald L. Allen - Vice President and a member of the Board of
Directors.

     Mr. Allen, one of our founders, has been our Vice President and a member of the Board of Directors since our inception. Mr. Allen has been engaged in the commodity futures business since 1973 and since 1994 has owned Merchants Futures of the Northwest, a commodity brokerage company located in Spokane, Washington. Mr. Allen has served as an officer and director of the following publicly traded corporations: Gold Capital, Inc. (1983); Remco Enterprises, Inc. (1978) and, Calco Enterprises, Inc. (1981).

William A. Sutherland - Secretary/Treasurer, Chief Financial Officer, and a member of the Board of Directors.

     Mr. Sutherland, one of our founders, has been our Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors since our inception. Since 1970, Mr. Sutherland has been involved in the automotive industry as a consultant (1979 to the present) and automobile dealer (1975 to 1989). He has owned Lincoln, Mercury, and Mercedes Benz car dealerships and is currently a consultant to a number of auto dealerships located in Spokane, Washington.

     All of our officers and directors are engaged in other business. As such, they will not be devoting time exclusively to our operations. Our officers and directors intend to devote approximately 80% of their time to the operation of our business.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     We have not held an annual meeting of shareholders since inception.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent shareholders made all required filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 1999. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE [1]
(a)         (b)  (c)       (d)   (e)        (f)        (g)       (h)     (i)
                                 Other      Securities                   All
Name and                         Annual     Restricted Underlying        Other
Principal                        Compen-    Stock      Options/  LTIP    Compen
Position    Year Salary    Bonus sation     Award(s)   SARs      Payouts sation

Robert E.   2000 30,000[3] -          -     -          -         -       -
 Sterling   1999     -     -     $10,000[2] -          -         -       -
  President 1998     -     -          -     -          -         -       -

Ronald L.   2000     -     -          -     -          -         -       -
 Allen      1999     -     -     $10,000[2] -          -         -       -
  Vice      1998     -     -          -     -          -         -       -
  President

William A.  2000     -     -          -     -          -         -       -
 Sutherland 1999     -     -     $10,000[2] -          -         -       -
 Secretary- 1998     -     -          -     -          -         -       -
  Treasurer

[1] All compensation received by the officers and directors has been disclosed.

[2] Represents the value of 50,000 shares issued to each individual for services as a director.

[3] Mr. Sterling was entitled to compensation of $30,000 for services performed during fiscal 1999. Mr. Sterling elected to waive the compensation for fiscal 1999 (expense was recorded with an offset to contributed capital)

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 1999.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

     Each member of the Board of Directors received 50,000 shares of common stock to serve on the Board of Directors during fiscal 1999. The directors did not receive any other compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until fiscal 2002. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Washington.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of April 20, 2000, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each of the stockholders listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address
Beneficial               Number of                     Percentage
owner [1]                Offering                      of Ownership
[S]                      [C]                           [C]
Robert Sterling          4,300,000                     91.63%
230 N. Division St.
Spokane, WA 99202

Ronald Allen                50,000                      1.07%
3031 W. 22nd
Spokane, WA 99204

William Sutherland          50,000                      1.07%
7202 S. Oak Road
Spokane, WA 99224

All Officers and
Directors as a Group
(3 Persons)              4,400,000                     93.77%


[1] The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. Sterling, Allen and Sutherland are the only "promoters" of our company.

Future Sales by Existing Stockholders

     A total of 4,692,750 shares of common stock were issued and outstanding on April 20, 2000. Mr. Sterling has agreed to return 1,692,750 shares which he owns to us upon our pending Form SB-2 registration statement being declared effective by the SEC. After Mr. Sterling returns 1,692,750 shares to us, there will be outstanding prior to the offering, 3,000,000 shares of common stock. While the foregoing 3,000,000 shares are all free trading, each officer and director has agreed not to sell transfer or convey by registration or otherwise, without the prior consent of the underwriter, any of our securities owned by them, directly or indirectly, for a period of two years from the effective date of our pending registration statement. However, Robert Sterling, our President and Matthew Sterling his son, may resell up to a maximum of 200,000 shares provided the bid price for the common stock is at least $10.00 after one year from the effective date. Further, all sales of such stock must be made through the underwriter.

Escrow of 1,000,000 Shares by Robert Sterling

     Robert Sterling, our President, has agreed to escrow 1,000,000 shares of his common stock with our attorney, Conrad C. Lysiak. In the event that we do not achieve sales of $35,000,000 and pre-tax income in excess of $7,500,000 by January 31, 2004, the 1,000,000 shares will be delivered by Mr. Lysiak to us and canceled. If the foregoing thresholds are achieved by us, the 1,000,000 shares will be delivered by Mr. Lysiak to Mr. Sterling. The $7,500,000 shall be computed based on pretax income before any effect created by the stock held in escrow.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On July 21, 1998, we entered into a Licensing Agreement with Robert Sterling, our President, and Matthew Sterling, the son of Robert Sterling for the licensing of the development, manufacturing and marketing of the Turbolator. Further, on the same date, we entered into a licensing agreement with Robert Sterling, for the development, manufacturing and marketing of the PHTEM. The foregoing agreements were subsequently amended to extend the time period that we have to generate revenues from the sale of our products.

     On July 31, 1998, we issued 4,500,000 shares of Common Stock to the following pursuant to Reg. 504 of the Securities Act of 1933 (the "Act"):

                         Total consideration
Name                     and shares acquired

Robert E. Sterling       4,250,000 shares for President and the
                         Licensing Agreement and Director 50,000
                         shares for services as a director

Ronald L. Allen          50,000 shares for services as a director

William A. Sutherland    50,000 shares for services as a director

Matthew R. Sterling      100,000 shares for the Licensing Agreement

TOTAL 4,500,000 shares for Licensing Agreements and Services valued at $45,841

     We received cash advances under a line of credit totaling $345,266 at January 31, 2000 from Robert Sterling. Borrowings under the line of credit accrue interest at the rate of 8% per annum and mature on August 1, 2000. The borrowings are unsecured.

     Upon our pending registration statement being declared effective by the SEC, Robert Sterling will return 1,692,750 shares to us for cancellation as a condition to Castle Securities Corp. acting as our underwriter.

     A conflict of interest exists between us and Robert Sterling, our president. Pursuant to the licensing agreements between us and Robert Sterling, if we do not sell a minimum number of Turbolators and PHTEMs the licensing agreements will terminate. Therefore, it may be to Mr. Sterling's advantage to cause the termination of the licensing agreements. This directly conflicts with his duty as our president to do all things necessary to assure that we meet the minimum sales in order to maintain the licensing agreements.


                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the period ended January 31, 2000.

(b)  Exhibits

     The following Exhibits are incorporated herein by reference from the Registrants's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-25875 on April 27, 1999. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.    Document Description
------------   -------------------

3.1            Articles of Incorporation.
3.2            Bylaws.
4.1            Specimen Stock Certificate.
4.2            Specimen Warrant Certificate.
10.1           Licensing Agreement for Turbolator
10.2           Licensing Agreement for Pneumatic Hand Tool Exhaust
               Muffler.

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the
Securities and Exchange Commission, SEC file #333-30838 on February 22, 2000. Such exhibits are incorporated herein by reference pursuant too Rule 12b-32:

Exhibit No.    Document Description
------------   -------------------
1.1            Underwriting Agreement.
1.2            Selected Dealers Agreement.
1.3            Unit Purchase Warrant.
10.3           Modification to Licensing Agreement for Turbolator.
10.4           Modification to Licensing Agreement for Pneumatic Hand
               Tool Exhaust Muffler.

     The following documents are incorporated herein:

10.5           Consulting and Marketing Agreement between the Company
               and Clarkstone International Corporation.
27             Financial Data Schedule

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of April, 2000.

                              EXHAUST TECHNOLOGIES, INC.
                              (Registrant)


                         BY:  /s/ Robert E. Sterling
                              Robert E. Sterling, President

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 26th day of April, 2000.


SIGNATURES                    TITLE                    DATE


/s/ Robert E. Sterling        President, Chief         April 26, 2000
Robert E. Sterling            Executive Officer and
                              Member of the Board
                              of Directors


/s/ Ronald L. Allen           Vice President and       April 26, 2000
Ronald L. Allen               Member of the Board
                              of Directors


/s/ William A. Sutherland     Secretary/Treasurer,     April 26, 2000
William A. Sutherland         and Chief Financial
                              Officer and a member of
                              the Board of Directors