Form 10QSB
period 2000-04-30
EXHAUST TECHNOLOGIES INC
filed 2000-06-14
CIK 1067612

 =================================================================

                  SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON DC 20549
                            Form 10-QSB



[ X ]     QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 2000

          OR


[   ]     TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ____________ to ___________

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


As of May 18, 2000 there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
YES [   ] NO [ X ]

======================================================================

                               PART I

ITEM 1.  Financial Statements.


                     EXHAUST TECHNOLOGIES, INC.

                            Form 10-QSB

                For the Quarter Ended April 30, 2000

                               INDEX


PART I - Interim Financial Information (Unaudited)

     Item 1    -    Interim Financial Statements:
               -    Balance Sheets - April 30, 2000 and January 31,
                    2000
               -    Statements of Loss - Three months ended April 30,
                    2000 and 1999
               -    Statements of Cash Flows - Three months ended
                    April 30, 2000 and 1999
               -    Notes To Financial Statements

     Item 2    - Management's Discussion and Analysis and Plan
                 of Operation

PART II - Other Information

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS
                          APRIL 30, 2000

                                        April 30,      January 31,
                                        2000           2000
                                        (Unaudited)
                                        ----------     -----------
ASSETS

CURRENT:
  Cash                                  $     1,627    $      352
  Accounts receivable                        31,697            -
  Inventory                                 115,958       108,545
                                        -----------    ----------
     TOTAL CURRENT ASSETS                   149,282       108,897
                                        -----------    ----------
EQUIPMENT, net of accumulated
 depreciation of $9,309                     101,192        95,186
                                        -----------    ----------
OTHER ASSETS:
  Licenses, net of accumulated
   amortization of $9,371                    22,062        23,562
  Deferred stock offering costs              73,893        39,300
                                        -----------    ----------
     TOTAL OTHER ASSETS                      95,955        62,862
                                        -----------    ----------
                                        $   346,429    $  266,945
                                        ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
  Accounts payable                      $   100,859    $   34,955
  Accrued interest                           20,353         9,503
  Line of credit-related party              424,664       345,266
                                        -----------    ----------
     TOTAL CURRENT LIABILITIES              545,876       389,724
                                        -----------    ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
   100,000 shares authorized,
   4,692,750 shares outstanding                  47            47
  Additional paid-in capital                102,088       102,088
  Deficit accumulated during the
   development stage                       (301,582)     (224,914)
                                        -----------    ----------
     TOTAL STOCKHOLDERS' DEFICIT           (199,447)     (122,779)
                                        -----------    ----------
                                        $   346,429    $  266,945
                                        ===========    ==========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                        STATEMENTS OF LOSS
                            (Unaudited)


                         Three          Three          Date of
                         Months         Months         Inception
                         Ended          Ended          (07/21/98)
                         April 30,      April 30,      Through
                         1999           2000           04/30/00
                         ---------      ---------      ----------

SALES                    $      -       $  37,853      $   37,853

COST OF SALES                   -          30,946          30,946
                         ---------      ---------      ----------
     Gross profit               -           6,907           6,907
                         ---------      ---------      ----------
OPERATING EXPENSES:
 Professional services      22,173         25,104          89,734
 Research and
  development                   -          25,322          69 ,25
 Advertising                 1,300         13,600          37,266
 Office expense                925            194           3,608
 Compensation                   -              -           30,000
 Amortization                  550          1,500           9,371
 Travel                         -             666           9,872
 Director's fees                -              -           30,000
 Dues and subscriptions         -           2,880           3,155
 Supplies                       -              65           2,711
 Repairs                        -             800             800
 Depreciation                   -           2,594           2,594
                         ---------      ---------      ----------
Total operating
 expenses                   24,948         72,725         288,136
                         ---------      ---------      ----------
Loss from operations       (24,948)       (65,818)       (281,229)

Interest expense              (450)       (10,850)        (20,353)
                         ---------      ---------      ----------
Net loss                 $ (25,398)     $ (76,668)     $ (301,582)
                         =========      =========      ==========
Net loss per share-
 basic and diluted       $   (0.01)     $   (0.02)
                         =========      =========
Weighted average
 number of shares-
 basic and diluted       4,682,385      4,692,750
                         =========      =========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash
                            (Unaudited)

                         Three          Three          Date of
                         Months         Months         Inception
                         Ended          Ended          (07/21/98)
                         April 30,      April 30,      Through
                         1999           2000           04/30/00
                         ---------      ---------      ----------
Cash flows from
 operating activities:
 Net loss                $ (25,398)     $ (76,668)     $ (301,582)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation               550          4,094          11,965
   Contributed services         -              -           30,000
   Issuance of common
    stock for services          -              -           30,000
 Changes in assets and
  liabilities:
   Accounts receivable          -         (31,697)        (31,697)
   Accounts payable          7,516         65,904         100,859
   Inventory                (1,030)        (7,413)       (108,747)

   Accrued interest            450         10,850          20,353
                         ---------      ---------      ----------
Net cash used in
 operating activities      (17,912)       (34,930)       (248,849)
                         ---------      ---------      ----------
Cash flows from
 investing activities:
 Cash paid for licenses     (6,600)            -          (15,592)
 Cash paid for property
  and equipment                 -          (8,600)       (103,786)
                         ---------      ---------      ----------
Net cash used in
 investing activities       (6,600)        (8,600)       (119,378)
                         ---------      ---------      ----------
Cash flows from
 financing activities:
 Borrowings under line
  of credit-related
  party                         -          79,398         417,453
 Net proceeds from sale
  of common stock           10,050             -           26,294

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS
                    Increase (Decrease) in Cash
                             Concluded
                            (Unaudited)

                         Three          Three          Date of
                         Months         Months         Inception
                         Ended          Ended          (07/21/98)
                         April 30,      April 30,      Through
                         1999           2000           04/30/00
                         ---------      ---------      ----------
 Deferred stock
  offering costs                -         (34,593)        (73,893)
                         ---------      ---------      ----------
Net cash provided by
 financing activities       10,050         44,805         369,854
                         ---------      ---------      ----------

Net increase (decrease)
 in cash                   (14,462)         1,275           1,627

Cash, beginning of
 period                     27,265            352              -
                         ---------      ---------      ----------
Cash, end of period      $  12,803      $   1,627      $    1,627
                         =========      =========      ==========
Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest               $      -       $      -       $       -
                         =========      =========      ==========
  Taxes                  $      -       $      -       $       -
                         =========      =========      ==========
Non-Cash Financing
 Activities:
 Common stock for
  licenses               $      -       $      -       $   15,841
                         =========      =========      ==========
Inventory Advanced Under
 Line of credit-related
 party                   $      -       $      -       $    7,211
                         =========      =========      ==========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation SX as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended January 31, 2000. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.


2.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

The Company has been in the development stage since its inception. The Company has incurred losses since inception. While the Company has commenced selling its product, sales have not been sufficient to pay expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

              NOTES TO INTERIM FINANCIAL STATEMENTS


Management of the Company has undertaken certain actions to address these conditions. Management has commenced operations and has found companies to manufacture its products. Funds required to carry out management's plans are expected to be derived from future stock sales, borrowings from the Company's shareholders or sales of its products. There can be no assurances that the Company will be successful in executing its plans.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

     This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Company's services. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurrence of unanticipated events.

Plan of Operation

     During the next twelve months, we plan to expand our markets and aggressively promote our products.

     We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through a stock offering. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for additional loans, other than a $400,000 line of credit from our president. The line of credit has been used and the president has advanced funds in excess of the line of credit to allow the company to continue operations. At April 30, 2000, we owed Mr. Sterling $424,664. We believe that we will need to raise at least $3,000,000 from the offering in order to maintain operations during the next twelve months.

Three months ended April 30, 2000 (unaudited) compared to the three months ended 30, 1999 (unaudited)

     During the three months ended April 30, 2000, the Company began to sell limited quantities of its products. The Company recognized total revenue in the first quarter of 2000 of approximately $38,000 as compared to $-0- for the same period of the prior year. The Company has discounted its product prices to its initial customers, which has reduced revenues and contributed to a lower gross margin than management expects for future periods. In addition, due to the limited sales for the period ended April 30, 2000, the Company has not been able to take advantage of purchasing components with volume discounts or efficiently use its production staff or facilities which increases the cost of its products. As the Company ramps up its production efforts, the Company expects to reduce product costs and efficiencies should be gained through economies of scale. However, there can be no assurances that such efficiencies or other cost controls can be implemented, and if implemented will result in an increased gross margin.

Operating Expenses:

     Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended April 30, 2000 to a approximately $73,000 from approximately $25,000 for the same three-month period in 1999. The increase of $48,000 for the three month period was primarily due to the Company ramping up operations operations to begin sales efforts related to initial market penetration. Specifically, for the three months ending April 30, 2000, professional expenses increased approximately $3,000, advertising, increased approximately $12,000 and general and administrative expenses increased $7,000. Additionally, the Company incurred costs in 2000 related to research and product development of approximately $25,000, which was necessary to finalize development of the product for market introduction.

Net Loss:

     Primarily as a result of the foregoing factors, the Company's net loss was approximately $76,000 and $25,000, respectively, for the three month period ended April 30, 2000 and 1999.

Financial Condition and Liquidity

     At April 30, 2000, the Company had $1,627 of cash. The majority of the Company's sources of cash have been from short-term borrowings from a related party and from sales of the Company's common stock. Some cash has been received as a result of sales of products. Future funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters presented to the shareholders for vote during the three months ended April 30, 2000.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No     Description

27             Financial Data Schedule.

     No reports on Form 8-K were filed for the quarter ended April 30, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 14th  day of May, 2000.

                              EXHAUST TECHNOLOGIES, INC.



                              BY:  /s/ Robert E. Sterling
                                   Robert E. Sterling, President and
                                   Chief Executive Officer