Form 10QSB
period 2000-07-31
EXHAUST TECHNOLOGIES INC
filed 2000-09-14
CIK 1067612

                  SECURITIES & EXCHANGE COMMISSION
                        WASHINGTON DC 20549
                            Form  10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 31, 2000
          OR
[   ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period _____________ To __________________


                 Commission file number 000-25875


                    EXHAUST TECHNOLOGIES, INC.
 (Exact name of small business issuer as specified in its charter)

Washington                                   91-1970433
(State or other jurisdiction of              (IRS Employer Identification
Incorporation or Organization)               No.)

230 North Division Street, P.O. Box 2822, Spokane Washington 99220-2822
              (Address of principal executive office)

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

As of August 31, 2000 there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
         YES [   ]  NO [ x ]

                     EXHAUST TECHNOLOGIES, INC.

                            Form 10-QSB

                For the Quarter Ended July 31, 2000



                               INDEX


                                                       Page


PART I - Financial Information     .    .    .    .    .    .       3


      Item 1 - Financial Statements (all financial
                statements are unaudited except the
                January 31, 2000 balance sheet):  .    .    .       3

             - Balance Sheets - July 31, 2000 and
               January 31, 2000    .    .    .    .    .    .       4

             - Statements of Loss - Three months and
               six months ended July 31, 2000 and 1999 .    .       4

             - Statements of Cash Flows - Six months
               ended July 31, 2000 and 1999  .    .    .    .       5-6
             - Notes To Financial Statements .    .    .    .       7-9

      Item 2 - Management's Discussion and Analysis
                and Plan of Operation   .    .    .    .    .       10-11

PART II - Other Information   .    .    .    .    .    .    .       12

Signature .    .    .    .    .    .    .    .    .    .    .       13

                   Part I - Financial Information
Item 1 - Financial Statements

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                                          July 31,       January
                                          2000           31,
                                          (Unaudited)    2000
                          ASSETS (Note 2)
CURRENT:
  Cash                                    $    2,638     $      352
  Accounts receivable                         14,823             -
  Inventory                                  103,238        108,545
  Prepaid expenses                            10,177             -
                                          ----------      ---------
         TOTAL CURRENT ASSETS                130,876        108,897
                                          ----------      ---------
EQUIPMENT, net of accumulated
  depreciation of $12,438 and $6,715         112,707          95,186
                                          ----------      ----------
OTHER ASSETS:
  Licenses, net of accumulated
    amortization of $10,871 and $7,871        20,562          23,562
  Deferred stock offering costs               73,892          39,300
                                          ----------      ----------
         TOTAL OTHER ASSETS                   94,454          62,862
                                          ----------      ----------
                                          $  338,037      $  266,945
                                          ==========      ==========
               LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT:
  Accounts payable                        $   98,808     $   34,955
  Accrued interest                            32,562          9,503
  Line of credit-related party              465, 842        345,266
                                          ----------     ----------
         TOTAL CURRENT LIABILITIES           597,212        389,724
                                          ----------     ----------
STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
   100,000 shares authorized,
   4,692,750 shares outstanding                   47            47
  Additional paid-in capital                 112,088       102,088
  Deficit accumulated during the
   development stage                        (371,310)     (224,914)
                                          ----------    ----------
         TOTAL STOCKHOLDERS' DEFICIT        (259,175)     (122,779)
                                          ----------    ----------
                                          $  338,037    $  266,945
                                          ==========    ==========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                         STATEMENTS OF LOSS
                            (Unaudited)

                         Three      Three      Six        Six        Date of
                         Months     Months     Months     Months     Inception
                         Ended      Ended      Ended      Ended      07/21/98
                         July 31,   July 31,   July 31,   July 31,   Through
                         2000       1999       2000       1999       07/31/00

SALES                    $ 22,188   $     -    $ 60,041   $     -    $ 60,041

COST OF SALES              14,618         -      45,564         -      45,564
                         --------   --------   --------   --------   --------
   Gross profit             7,570         -      14,477         -      14,477
                         --------   --------   --------   --------   --------
OPERATING EXPENSES:
 Professional services     20,404     19,272     45,508     41,445     10,138
 Research and development  15,286     15,171     40,608     15,171     84,311
 Advertising                7,907        319     21,507      1,619     45,173
 Office expense               745        375        939      1,300      4,353
 Compensation              10,000         -      10,000         -      40,000
 Amortization               1,500        724      3,000      1,274     10,871
 Travel                        -          -         666         -       9,872
 Director's fees               -          -          -          -      30,000
 Dues and subscriptions       971         -       3,851         -       4,126
 Supplies                     557         -         622         -       3,268
 Repairs                       -          -         800         -         800
 Depreciation               3,129         -       5,723         -       5,723
 Insurance                    810         -         810         -         810
 Royalties                  3,619         -       3,619         -       3,619
                         --------   --------   --------   --------   --------
Total operating expenses   64,928     35,861    137,653     60,809    353,064
                         --------   --------   --------   --------   --------
Loss from operations      (57,358)   (35,861)  (123,176)   (60,809)  (338,587)

Interest expense          (12 370)      (782)   (23,220)    (1,232)   (32,723)
                         --------   --------   --------   --------   --------
Net loss                 $(69,728)  $(36,643) $(146,396)  $(62,041) $(371,310)
                         ========   ========   ========   ========   ========
Net loss per share-
 basic and diluted       $  (0.01)  $  (0.01)  $  (0.03)  $  (0.01)
                         ========   ========   ========   ========
Weighted average number
 of shares outstanding-
 basic and diluted       4,692,750  4,687,405  4,692,750  4,687,405
                         =========  =========  =========  =========

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS
                    Increase (Decrease) in Cash
                              Unaudited

                                  Six            Six            Date of
                                  Months         Months         Inception
                                  Ended          Ended          (July 21, 1998)
                                  July 31,       July 31,       Through
                                  2000           1999           July 31, 2000

Cash flows from operating activities:
 Net loss                         $ (146,396)    $ (62,041)     $ (371,310)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Amortization and depreciation       8,723         1,274         16,594
   Contributed services               10,000            -          40,000
   Issuance of common stock
    for services                          -             -          30,000
 Changes in assets and liabilities:
   Accounts receivable               (14,823)           -         (14,823)
   Accounts payable                   63,853        16,256         98,808
   Inventory                           5,307         7,991        (96,027)
   Prepaid expenses                  (10,177)      (26,105)       (10,177)
   Accrued interest                   23,059         1,232         32,562
                                  ----------     ---------     ----------
Net cash used in operating
 activities                          (60,454)      (61,393)      (274,373)
                                  ----------     ---------     ----------
Cash flows from investing activities:
 Cash paid for licenses                   -        (15,602)       (15,592)
 Cash paid for property and
  equipment                          (23,244)      (10,239)      (118,430)
                                  ----------     ---------     ----------
Net cash used in investing
 activities                          (23,244)      (25,841)      (134,022)
                                  ----------     ---------     ----------
Cash flows from financing activities:
 Borrowings under line of
  credit-related party               120,576        52,000        458,631

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS
                    Increase (Decrease) in Cash
                              Unaudited

                                   Six          Six          Date of
                                   Months       Months       Inception
                                   Ended        Ended        (July 21, 1998)
                                   July 31,     July 31,     Through
                                   2000         1999         July 31, 2000

 Net proceeds from sale of
  common stock                             -       10,050        26,294
 Deferred stock offering costs        (34,592)         -        (73,892)
                                   ----------   ---------    ----------
Net cash provided by financing
 activities                            85,984      62,050       411,033
                                   ----------   ---------    ----------
Net increase (decrease) in cash         2,286     (25,184)        2,638

Cash, beginning of period                 352      27,265            -
                                   ----------   ---------    ----------
Cash, end of period                $    2,638   $   2,081    $    2,638
                                   ==========   =========    ==========
Supplemental Disclosures of Cash Flow Information:

 Cash Paid During Period for:
  Interest                         $       -    $      -     $       -
                                   ==========   =========    ==========
  Taxes                            $       -    $      -     $       -
                                   ==========   =========    ==========
Non-Cash Financing Activities:
 Common stock for licenses         $       -    $      -     $   15,841
                                   ==========   =========    ==========
Inventory Advanced Under Line of
 credit-related party              $       -    $      -     $    7,211
                                   ==========   =========    ==========

                   EXHAUST TECHNOLOGIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

            NOTES TO INTERIM FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2000. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month and six-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.


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

                   EXHAUST TECHNOLOGIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

            NOTES TO INTERIM FINANCIAL STATEMENTS

Management of the Company has undertaken certain actions to address these conditions. Management has commenced operations and has found companies to manufacture its products. Funds required to carry out management's plans are expected to be derived from future stock sales, borrowings from the Company's shareholders or sales of its products. There can be no assurances that the Company will be sucessful in executing its plans.

3.   STOCK OFFERING

The Company has entered into a letter of intent with an underwriter pursuant to which the underwriter has agreed to sell, on a best efforts basis, up to 1,000,000 units (each unit consisting of one share of the Company's common stock and one warrant) at a per unit price of $5.10 and 1,000,000 warrants at a per warrant price of $0.10. Each warrant would grant the holder the right to purchase a share of the Company's common stock at an initial per share price of $7.00 for a one year period from the date of the offering, then increasing to $9.00 through the date of the second anniversary from the offering. The Company has advanced a fee of $25,000, which is refundable under certain circumstances, to the underwriter and has agreed to pay the underwriter commissions and, based on the results of the offering, to issue the underwriter warrants to purchase up to 100,000 units at $8.415 per warrant (each unit consisting of one share of the Company's common stock and one warrant to purchase one share of stock at $11.55 to $13.05 per share). This nonrefundable fee and certain other costs incurred in connection with the offering have been capitalized as deferred offering costs which will be offset against proceeds received.

In connection with the underwriting, the Company has entered into employment agreements with its present President and its proposed Chief Executive Officer and Vice President. The agreement with the proposed Chief Executive Officer and Vice President of Operations commence upon receipt of $1,000,000 from the offering. These employment agreements will be effective for a period of three years and contain terms, which specify annual compensation of $100,000, $100,000 and $75,000, respectively. Further, one of the Company founders will deliver back to the Company at the date of the Company's registration statement is declared effective a total of 1,692,750 shares of the Company's common stock held by him. Additionally, this founder will place 1,000,000 shares of the Company's common stock held by him into an escrow account.
These shares will be held until the Company achieves annual sales of $35,000,000 and pretax income of $7,500,000. If these targets are not attained by January 1, 2004, the shares will be canceled.

                   EXHAUST TECHNOLOGIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)

             NOTES TO INTERIM FINANCIAL STATEMENTS


The 1,000,000 shares as well as the dollar amount of sales and pretax income set forth above shall be prorated downward if less than $5,000,000 is raised in this offering. The 1,000,000 shares as well as the dollar amount of the sales and pretax income will be prorated downward if less than $5,000,000 is raised in the offering.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein, includes "forward looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All of the statements contained in this Quarterly Report on Form 10-QSB, other that statements of historical fact, should be considered forward looking statements, including, but not limited to, those concerning the Company's strategies, objectives and plans for expansion of its operations, products and services and growth in demand for the Company's services. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from the Company's expectations (the "Cautionary Statements") are disclosed in the annual report filed on Form 10-KSB. All subsequent written and oral forward looking statements by or attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such Cautionary Statements. Investors are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof and are not intended to give any assurance as to future results. The Company undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or reflect the occurence of unanticipated events.

Plan of Operation

Pending successful completion of the stock offering described in Note 3 of the Financial Statements, we plan to complete the machinery necessary to allow the manufacturers of our products to manufacture all our product lines, increase our distribution points, increase our customer base through advertising and marketing and aggressively promote all our product lines.

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through a stock offering as disclosed in Note 3 of our Financial Statements. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for additional loans, other than a $500,000 line of credit from our president. At July 31, 2000, we owed Mr. Sterling $465,842. We believe that we will need to raise at least $3,000,000 from the offering in order to maintain operations during the next twelve months.

The Company anticipates spending monies for capital expenditures only for molds necessary to manufacture Company product lines to meet requests by customers for all sizes in product lines currently being sold in a limited capacity.

The research and development previously expended is expected to be substantially reduced as the majority of our product lines are ready for production.

Three and Six Months Ended July 31, 2000 (Unaudited) compared to the three and six months ended July 31, 1999 (Unaudited)

During the three months and six months ended July 31, 2000, the Company sold limited quantities of its products. The Company recognized total revenue in the second quarter of 2000 of approximately $22,000 as compared to $-0- for the same period of the prior year and approximately $60,000 for the six months ended July 31, 2000 as compared to $-0- for the same period of the prior year. The small sales quantities are the result of changes to the make-up of the product components to increase product efficiency, causing delays in shipping from the manufacturer. In addition, anticipated stock sales were not made and their delay has not given the Company the funds to acquire the inventory necessary to comply with sales requests on a timely basis.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended July 31, 2000 to approximately $65,000 from approximately $36,000 for the same three-month period in 1999 and increased for the six months ended July 31, 2000 to approximately $138,000 from approximately $61,000 for the same six-month period in 1999. The increases of $19,000 and $77,000 for the three months and six months respectively were primarily due to the Company ramping up operations to begin sales efforts related to market penetration. Specifically, for the three months ended July 31, 2000, advertising increased approximately $7,500, royalties were incurred as a result of sales of approximately $3,600 and general and administrative expenses increased approximately $7,900. Additionally, interest increased approximately $12,000 as a result of borrowings from the Company president. For the six months ended July 31, 2000, research and development increased approximately $26,000 due to finalization of readying the products for market, advertising increased approximately $20,000 due to sales efforts, royalties of approximately $3,600 were incurred on sales and administrative expenses increased approximately $27,400. Interest accruing to the President of the Company increased approximately $22,000 because of increased borrowings by the Company to complete preparations to bring the products to market.

Net Loss

Primarily as a result of the foregoing factors, the Company's net loss was approximately $59,000 and $36,000, respectively, for the three month period ended July 31, 2000 and 1999.

Financial Conditions and Liquidity

At July 31, 2000, the Company had $2,638 of cash. For the six months ended July 31, 2000, the Company received approximately $60,000 from product sales and approximately $121,000 from borrowings from the Company's President.
The Company expended the majority of funds to bring the Company's products to
market.   Future funds required to carry out management's plans are expected to be derived from future stock sales as explained in Note 3 of the Financial Statements. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise capital.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There are no senior secutities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended July 31, 2000.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended July 31, 2000.

                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXHAUST TECHNOLOGIES, INC.



September 12, 2000                 /s/  Robert E. Sterling
(Date)                             Robert E. Sterling
                                   President