Form 10QSB
period 2000-10-31
EXHAUST TECHNOLOGIES INC
filed 2000-12-18
CIK 1067612

               US SECURITIES & EXCHANGE COMMISSION
                      WASHINGTON DC 20549
                          Form  10-QSB


                           (Mark One)


(X)  QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 2000

                               OR


( )  TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________ To

Commission file number       000-25875


                  EXHAUST TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)


        Washington                          91-1970433
(State or other jurisdiction of    (IRS Employer Identification
 Incorporation or Organization)     No.)


     230 North Division St   P O Box 2822 Spokane WA 99220-2822
              (Address of principal executive office)


                        (509) 838-4401
                 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.       YES (X)  NO ( )

As of November 30, 2000 there were 4,692,750 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                YES ( )  NO (X)

                  EXHAUST TECHNOLOGIES, INC.

                         Form 10-QSB

            For the Quarter Ended October 31, 2000






                            INDEX


                                                        Page


PART I - Financial Information


Item 1 - Financial Statements (all financial statements are unaudited except the
         January 31, 2000 balance sheet):

         - Balance Sheets - October 31, 2000 and
           January 31, 2000                                3

         - Statements of Loss - Three months and
           nine months ended October 31, 2000
           and 1999                                      4-5

         - Statements of Cash Flows - Nine months
           ended October 31, 2000 and 1999               6-7

         - Notes To Financial Statements                8-10


Item 2 - Management's Discussion and Analysis
         and Plan of Operation                         11-13


PART II - Other Information                               14

Part I - Financial Information
Item 1 - Financial Statements

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEETS

                                        October 31,   January
                                           2000          31,
                                        (Unaudited)     2000
     ASSETS (Note 2)

CURRENT:
  Cash                                   $   1,229    $     352
  Accounts receivable                       18,780          -
  Inventory                                199,669      108,545
  Prepaid expenses                          19,432          -
                                         ---------    ---------
         TOTAL CURRENT ASSETS              239,110      108,897
                                         ---------    ---------
EQUIPMENT, net of accumulated
  depreciation of $15,567 and $6,715       109,578       95,186
                                         ---------    ---------
OTHER ASSETS:
  Licenses, net of accumulated
    amortization of $12,391 and $7,871      19,062       23,562
  Deferred stock offering costs             79,392       39,300
                                         ---------    ---------
         TOTAL OTHER ASSETS                 98,454       62,862
                                         ---------    ---------
                                         $ 447,142    $ 266,945
                                         =========    =========
     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT:
  Accounts payable                       $ 228,096    $  34,955
  Accrued interest                          46,937        9,503
  Line of credit-related party             500,000      345,266
                                         ---------    ---------
         TOTAL CURRENT LIABILITIES         775,033      389,724
                                         ---------    ---------
STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
    100,000 shares authorized, 4,692,750
    shares outstanding                          47           47
  Additional paid-in capital               117,088      102,088
  Deficit accumulated during the
    development stage                     (445,026)    (224,914)
                                         ---------    ---------
         TOTAL STOCKHOLDERS' DEFICIT      (327,891)    (122,779)
                                         ---------    ---------
                                         $ 447,142    $ 266,945
                                         ---------    ---------

                       EXHAUST TECHNOLOGIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF LOSS
                               (Unaudited)

                     Three        Three       Nine      Nine        Date of
                     Months       Months      Months    Months      Inception
                     Ended        Ended       Ended     Ended       July 21,1998
                     October 31,  October 31, October   October 31, Through
                     2000         1999        2000      1999        10/31/00

SALES                $  63,985    $      -    $ 124,026  $      -   $ 124,026

COST OF SALES           53,939           -       99,503         -      99,503
                     ---------     ---------  ---------   --------- ---------
   Gross profit         10,046           -       24,523         -      24,523
                     ---------     ---------  ---------   --------- ---------
OPERATING EXPENSES:
 Professional services   9,385         8,002     54,893      49,447   119,523
 Research and
  development           21,859        25,347     62,467      40,518   106,170
 Advertising            11,606          (319)    63,113       1,300    56,779
 Office expense            944         1,091      1,883       2,391     5,297
 Compensation            5,000           -       15,000         -      45,000
 Amortization            1,500           628      4,500       1,902    12,371
 Travel                  1,022           262      1,688         262    10,894
 Director's fees           -             -          -           -      30,000
 Dues and subscriptions    -             275      3,851         275     4,126
 Supplies                3,266         2,647      3,888       2,647     6,534
 Repairs                   -             -          800         -         800
 Depreciation            3,129           -        8,852         -       8,852
 Insurance               8,907           -        9,717         -       9,717
 Royalties               2,637           -        6,256         -       6,256
                     ---------     ---------  ---------   ---------  --------
Total operating
  expenses              69,255        37,933    206,908      98,742   422,319
                     ---------     ---------  ---------   ---------   -------

                       EXHAUST TECHNOLOGIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF LOSS
                               (Unaudited)


                          Three     Three      Nine      Nine     Date of
                          Months    Months     Months    Months   Inception
                          Ended     Ended      Ended     Ended    July 21, 1998
                          October   October    October   October  Through
                            31,     31,        31,       31,      October
                           2000     1999       2000      1999     31, 2000


Loss from operations   (59,209)    (37,933)   (182,385)   (98,742)  (397,796)

Interest expense       (14,507)     (2,517)    (37,727)    (3,749)   (47,230)
                    ----------   ---------  ---------- ----------  ---------
Net loss            $  (73,716)  $ (40,450) $ (220,112) $ (102,491) $(445,026)
                    ==========   =========  ==========  ==========  =========


Net loss per share-
 basic and diluted  $    (0.02)   $  (0.01) $    (0.05) $    (0.02)
                    ==========    ========  ==========  ==========

Weighted average
 number of shares
 outstanding-
 basic and diluted   4,692,750   4,687,405   4,692,750   4,687,405
                    ==========  ==========  ==========  ==========

                      EXHAUST TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF CASH FLOWS
                      Increase (Decrease) in Cash
                               Unaudited


                         Nine          Nine           Date of
                         Months        Months         Inception
                         Ended         Ended          (July 21, 1998)
                         October 31,   October 31,    Through
                         2000          1999           October 31, 2000


Cash flows from
 operating activities:
 Net loss                 $ (220,112)  $ (102,491)    $   (445,026)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation              13,352        1,902           21,223
   Contributed services       15,000          -             45,000
   Issuance of common
    stock for services           -            -             30,000
 Changes in assets and
  liabilities:
   Accounts receivable       (18,780)         -            (18,780)
   Accounts payable          193,141       36,250          228,096
   Inventory                 (91,124)     (21,992)        (192,458)
   Prepaid expenses          (19,432)     (35,866)         (19,432)
   Accrued interest           37,434        3,749           46,937
                          ----------   ----------     ------------
Net cash used in
 operating activities        (90,521)    (118,448)        (304,440)
                          ----------   ----------     ------------
Cash flows from
 investing activities:
 Cash paid for licenses          -        (15,593)         (15,592)
 Cash paid for property
  and equipment              (23,244)     (57,409)        (118,430)
                          ----------   ----------     ------------
Net cash used in
 investing activities        (23,244)     (73,002)        (134,022)
                          ----------   ----------     ------------
Cash flows from
 financing activities:
 Borrowings under line
  of credit-related
  party                      154,734      154,651          492,789

                      EXHAUST TECHNOLOGIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF CASH FLOWS
                      Increase (Decrease) in Cash
                               Concluded


                         Nine          Nine           Date of
                         Months        Months         Inception
                         Ended         Ended          (July 21, 1998)
                         October 31,   October 31,    Through
                         2000          1999           October 31, 2000

 Net proceeds from
  sale of common stock           -         10,050           26,294
 Deferred stock
  offering costs             (40,092)         -            (79,392)
                          ----------   ----------     ------------
Net cash provided by
 financing activities        114,642      164,701          439,691
                          ----------   ----------     ------------

Net increase (decrease)
 in cash                         877      (26,749)           1,229

Cash, beginning of
 period                          352       27,265              -
                          ----------   ----------     ------------
Cash, end of period       $    1,229   $      516     $      1,229
                          ----------   ----------     ------------

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                $      -     $      -       $        -
                          ==========   ==========     ============
  Taxes                   $      -     $      -       $        -
                          ==========   ==========     ============
Non-Cash Financing
 Activities:
 Common stock for
  licenses                $      -     $      -       $     15,841
                          ==========   ==========     ============

Inventory Advanced Under
 Line of credit-related
 party                    $      -     $      -       $      7,211
                          ==========   ==========     ============

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

Operating results for the three-month and nine-month period ended
October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.


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

3.   STOCK OFFERING

The Company has entered into a letter of intent with an underwriter pursuant to which the underwriter has agreed to sell, on a best efforts basis, up to 550,000 units (each unit consisting of one share of the Company's common stock and one warrant) at a per unit price of $5.10 and 550,000 warrants at a per warrant price of $0.10. Each warrant would grant the holder the right to purchase a share of the Company's common stock at an initial per share price of $7.00 for a one year period from the date of the offering, then increasing to $9.00 through the date of the second anniversary from the offering. The Company has advanced a fee of $25,000, which is refundable under certain circumstances, to the underwriter and has agreed to pay the underwriter commissions and, based on the results of the offering, to issue the underwriter warrants to purchase up to 55,000 units at $8.415 per warrant (each unit consisting of one share of the Company's common stock and one warrant to purchase one share of stock at $11.55 to $14.55 per share). This nonrefundable fee and certain other costs incurred in connection with the offering have been capitalized as deferred offering costs which will be offset against proceeds received.

In connection with the underwriting, the Company has entered into employment agreements with its present President and its proposed Chief Executive Officer and Vice President. The agreement with the proposed Chief Executive Officer and Vice President of Operations commence upon receipt of $1,000,000 from the offering. These employment agreements will be effective for a period of three years and contain terms, which specify annual compensation of $100,000, $125,000 and $75,000, respectively. Further, one of the Company founders will deliver back to the Company at the date of the Company's registration statement is declared effective a total of 1,692,750 shares of the Company's common stock held by him. Additionally, this founder will place 550,000 shares of the Company's common stock held by him into an escrow account. These shares will be held until the Company achieves annual sales of $19,250,000 and pretax income of $4,125,000. If these targets are not attained by January 31, 2004, the shares will be canceled.

                     EXHAUST TECHNOLOGIES, INC.
                   (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM FINANCIAL STATEMENTS

The 550,000 shares as well as the dollar amount of sales and pretax income set forth above shall be prorated downward if less than $2,805,000 is raised in this offering.

4. REVENUE RECOGNITION

In December 1999, the United States Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 31, 1999. The company adopted the principles specified in the SAB 101, and accordingly, sales of the product are recorded and customers are billed when products are shipped to customers under firm, enforceable commitments and collectibility is reasonably assured. Estimated amounts for reserves for sales returns, provision for customer rebates and discounts and a provision for an allowance for bad debts are recorded at the time of sale and based on management's estimates using reasonable assumptions.

                     EXHAUST TECHNOLOGIES, INC.

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

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through a stock offering as disclosed in Note 3 of our Financial Statements. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for additional loans, other than a $500,000 line of credit from our president. At October 31, 2000, we owed Mr. Sterling $500,000. In addition, for the three months ended October 31, 2000, Mr. Sterling advanced the Company $118,320. We believe that we will

                     EXHAUST TECHNOLOGIES, INC.

need to raise at least $3,000,000 from the offering in order to maintain operations during the next twelve months.

The Company anticipates spending monies for capital expenditures only for molds necessary to manufacture Company product lines to meet requests by customers for all sizes in product lines currently being sold in a limited capacity.

The research and development previously expended is expected to be substantially reduced as the majority of our product lines are ready for production.

Three and Nine Months Ended October 31, 2000 (Unaudited) compared to the Three and Nine Months Ended July 31, 1999 (Unaudited)

During the three months and nine months ended October 31, 2000, the Company sold limited quantities of its products. The Company recognized total revenue in the third quarter of 2000 of approximately $64,000 as compared to $-0- for the same period of the prior year and approximately $124,000 for the nine months ended October 31, 2000 as compared to $-0- for the same period of the prior year. The small sales quantities are the result of changes to the make-up of the product components to increase product efficiency, causing delays in shipping from the manufacturer. In addition, anticipated stock sales were not made and their delay has not given the Company the funds to acquire the inventory necessary to comply with sales requests on a timely basis.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended October 31, 2000 to approximately $69,000 from approximately $38,000 for the same three-month period in 1999 and increased for the nine months ended October 31, 2000 to approximately $207,000 from approximately $99,000 for the same nine-month period in 1999. The increases of $31,000 and $108,000 for the three months and nine months respectively were primarily due to the Company ramping up operations to begin sales efforts related to market penetration. Specifically, for the three months ended October 31, 2000, advertising increased approximately $11,500, royalties were incurred as a result of sales of approximately $2,600 and general and administrative expenses increased approximately $6,600. Additionally, interest increased approximately $12,000 as a result of borrowings from the Company president. For the nine months ended October 31, 2000, research and development increased approximately $22,000 due to finalization of

                    EXHAUST TECHNOLOGIES, INC.

readying the products for market, advertising increased approximately $32,000 due to sales efforts, royalties of approximately $6,300 were incurred on sales and administrative expenses increased approximately $47,700. Interest accruing to the President of the Company increased approximately $34,000 because of increased borrowings by the Company to complete preparations to bring the products to market.

Net Loss

Primarily as a result of the foregoing factors, the Company's net loss was approximately $74,000 and $40,000, respectively, for the three month period ended October 31, 2000 and 1999.

Financial Conditions and Liquidity

At October 31, 2000, the Company had $1,229 of cash. For the nine months ended October 31, 2000, the Company received approximately $124,000 from product sales and approximately $273,000 from borrowings from the Company's President. The Company expended the majority of funds to bring the Company's products to market. Future funds required to carry out management's plans are expected to be derived from future stock sales as explained in Note 3 of the Financial Statements. If the offering is unsuccessful, we may have to cease operations. Other than the stock offering, we have no other plans to raise capital.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended October 31, 2000.

ITEM 5.   OTHER INFORMATION

The Company's auditors have advised the Company that they have not completed their review of these financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended October 31, 2000.

                             SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of December, 2000.


                              EXHAUST TECHNOLOGIES, INC.



                              /s/ Robert E. Sterling
                              Robert E. Sterling
                              President