Form 10KSB
period 2001-01-31
EXHAUST TECHNOLOGIES INC
filed 2001-06-19
CIK 1067612

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended - January 31, 2001
        OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION  13  OR  15(d) OF  THE  SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from

                        Commission file number 333-30838

                           EXHAUST TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                        91-1970433
(State or other juristiction of                    (Employer Identification No.)
 incorporation or organization

                               230 North Division
                            Spokane, Washington 99202
          (Address of principal executive offices, including zip code.)
                                 (509) 838-4447
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              YES [   ]   NO [ X ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year.
January 31, 2001     $149,601

There is currently no market value of the voting stock on April 30, 2001. There are approximately 662,025 shares of common voting stock of the registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
       Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 30, 2001 - 6,491,000 shares of Common Stock

Documents Incorporated by Reference

1. The Registrant's Form 10SB Registration Statement and exhibits filed with the Securities and Exchange Commission, SEC file #000-25875 on April 27, 1999, and all amendments thereto.

2. The Registrant's Form SB-2 Registration Statement and exhibits filed with the Securities and Exchange Commission, SEC file #333-30838 on February 22, 2000, and all amendments thereto.

3.   All reports filed with the Securities and Exchange after February 22, 2000.

Transitional Small Business Issuer Format
     YES [   ]      NO [ x ]

                                     PART I

Item 1.    BUSINESS

General

     We are a development stage business formed under the laws of the state of Washington on July 21, 1998, to develop, manufacture and market two devices, an exhaust valve designed for gasoline powered automobiles and light trucks and a quiet line of pneumatic air tools.

The Devices

     The  two  devices  that  have  been  developed  and  are  currently   being
manufactured and marketed are the Turbolator and the Pneumatic Hand Tool Exhaust Muffler. Both devices are available for sale.

     On July 21, 1998, we entered into a Licensing Agreement with Robert Sterling, our President, and Matthew Sterling, the son of Robert Sterling for the licensing of the development, manufacturing and marketing of the Turbolator. Further, on the same date, we entered into a Licensing Agreement with Robert Sterling, for the development, manufacturing and marketing of the PHTEM. The foregoing agreements were subsequently amended to extend the time period that we have to generate revenues from the sale of our products. On May 25, 2001, the patent rights to the Turbolator and PHTEM were given to the Company in exchange for common stock issued to Robert Sterling and Matthew R. Sterling and the license agreements were terminated.

The Turbolator

     The Turbolator was invented by Robert Sterling, our President and a member of the Board of Directors, and his son, Matthew R. Sterling in 1990. A patent was issued on October 18, 1994 (No. 5,355,673). The Turbolator is currently being marketed. During the period the patent was pending, the Turbolator was marketed and generated gross revenues of $160,364. The revenue was earned prior to our formation and was not recognized as revenue to us. In addition to obtaining a patent for the Turbolator, Robert Sterling obtained a trademark with the United States Trademark office on the name "Turbolator." Messrs. Sterling and Sterling have issued an exclusive license to us to manufacture, develop and market the Turbolator, provided we generate sales from the Turbolator of $-0-through 2001 and $100,000 per year, thereafter. The license granted to us for the Turbolator requires that Robert Sterling and Matthew Sterling approve any license transfer from us by either a merger or sale of assets. On May 25, 2001, all patent rights to the Turbolator were transferred to the Company in exchange for common stock issued to Robert Sterling and Matthew R. Sterling and the license agreement was terminated.

     The Turbolator is designed for installation on all vehicles, with the exception of turbo-charged vehicles. It is composed of a spring butterfly valve mounted in a tube housing. The butterfly valve is regulated by a pre-loaded torsion spring. The tube housing or tip housing is installed directly behind the catalytic converter or directly behind the muffler. The Turbolator comes in five sizes which are six inches long with an outside diameter varying from 2 7/8 inches to 4 1/8 inches depending on the exhaust pipe size. Two Turbolators are installed for a vehicle equipped with dual exhausts.

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

Pneumatic Hand Tool Exhaust Muffler

     The Pneumatic Hand Tool Exhaust Muffler (the "PHTEM") was invented by Robert E. Sterling, in 1997. Mr. Sterling applied for a patent on January 13, 1998 and the patent has been approved. The PHTEM is currently being marketed. Mr. Sterling has granted us an exclusive license to manufacture and market the PHTEM, provided the Company generates sales of $-0- through 2001 and $100,000 each year thereafter. On May 25, 2001 all patent rights to the PHTEM were transferred to the Company in exchange for common stock issued to Robert Sterling and the license agreement was terminated.

     The PHTEM is a tool with a noise muffling system that can reduce sound levels and remove entrained solid and oil contaminates from the exhaust air before it is discharged into the atmosphere. The PHTEM is used in air powered tools. The PHTEM has a handle with an exhaust passage where the contaminates pass. The PHTEM includes a number of washers positioned longitudinally about the inner tube. The combination of the inner tube and washers are located within the handle exhaust passage. An end cap is provided in closing off the inner tube distal end. During use, exhaust air enters the inner tube, flows out the inner tube airflow openings into the washers, and out the end cap. The handle muffles the sound of the tool and retains the contaminates therein.

     Messrs Sterling and Sterling have registered the trademark "AirCat" to market a line or air powered tools which they have designed that uses the PHTEM. The tools include a patent pending handle design which has been ergonomically engineered to better position and balance the tool during use. Several tools have been field tested during the past year and some are now in production. The tools incorporating the PHTEM are substantially quieter with essentially no loss of power. The trademark examiner has authorized the publication of the trademark for comments. As of the date hereof the trademark has not been approved and there is no assurance that the trademark will ever be approved.

Testing

     We have conducted independent performance tests of the Turbolator through an EPA approved California testing facility. Based upon the tests, we received a California CARB certificate (CARB #D-226-1). The California CARB Certificate certifies that the Turbolator meets, or exceeds, the air quality and vehicle performance guidelines set forth in California. Because California's air quality standards are the most stringent in the United States, such certification establishes that the Turbolator meets or exceeds the air qualification standards in all other states. The tests further established that the Turbolator improves fuel economy and reduces carbon monoxide and hydrocarbon emissions.

Manufacturing

     We are currently retaining a non-related company in Taiwan to manufacture a Pneumatic Hand Tool and install our muffler assembly. Our Company provides the muffler assembly parts which are purchased, from our specifications, from various parts manufacturers. The Taiwan company provides us with a PHTEM, boxed and ready for shipment to our customers.

     The Turbolator is currently being manufactured by an non-related company in Spokane, Washington. A completed unit is provided to us and we box the unit and ship it to customers.

     We believe there are a number of manufacturers who are capable of producing the Turbolator and the PHTEM. Raw materials for the Turbolator and PHTEM are readily available from numerous sources. Our founders have spent in excess of $250,000 during the two years prior to our incorporation in the development of the Turbolator and PHTEM.

     In August 1999, we entered into a purchase agreement with Apex Industries, Inc. ("Apex"), whereby Apex agreed to manufacture, and we agreed to purchase, 10,000 Turbolator assemblies. We have an unconditional obligation to purchase the 10,000 Turbolator assemblies and we have no right to return any unsold Turbolator assemblies. The total cost of the 10,000 Turbolator assemblies is estimated to be approximately $200,000, of which $28,500 relates to tooling cost that will become our property. In conjunction with the purchase agreement, our president secured an irrevocable standby letter of credit with a bank for $80,000 on our behalf and for the benefit of Apex. Drawings under the letter of credit bear interest payable monthly at the bank's prime rate plus two percent (2%) and matured on November 23, 1999. The Company has taken delivery of 4,000 units. The letter of credit has expired. We are current on our account with Apex.

Distribution

     The Turbolator and PHTEM are currently being sold and shipped to independent sales representatives and distributors, as well as, retail customers, by our Company. While it is the intent of the Company to have independent distributors handle the majority of the Company's products, no agreements have been entered into for distribution nor can we be assured that any will be.

Marketing

     We  are   currently   selling  to  sales   representatives   and  warehouse
distributors. We are also selling to retail customers and through catalog sales.

     On February 25, 2000, we entered into an exclusive consulting and marketing agreement with Clarkstone International Corporation. Under the terms of the agreement, Clarkstone is to provide consulting, marketing and sales services to us. Clarkstone will receive as consideration for its services, the following commissions on the sale of all products by us:

*     Sales under $10,000        _    15% of the sale
*     Sales $10,000-$20,000      -    $1,500  plus 12% of the
                                      amount of the sale over
                                      $10,000
*     Sales $20,000-$30,000      -    $2,700  plus 11% of the
                                      amount of the sale over
                                      $20,000
*     Sales over $30,000         -    $3,800 plus  10% of the
                                      amount of the sale over
                                      $30,000

     The commission is payable on or before the 20th of the month immediately following the month during which the payment of the invoice applicable to an order in whole or in part is received by us.

     Clarkstone is owned by unaffiliated third parties.

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

     Under the terms of the agreement, the Company served notice to Clarkstone within the prescribed time period to terminate the agreement. The Company will pay commissions to Clarkstone, based on sales for twelve months subsequent to February 25, 2001.

Competition

     With respect to the Turbolator, we are not aware of any competitors within the industry that manufacture a similar product. With respect to the PHTEM, we are aware of a number of competitors within the industry that manufacture a similar, but not an identical product. Some of the foregoing manufacturers have considerably greater financial and other resources than us.

We have deregister unsold units and warrants

     On March 7, 2001, we terminated our offering of 550,000 Units, consisting of one share of common stock and one redeemable warrant, and 1,000,000 additional redeemable warrants which was filed on Form SB-2 (Registration No. 333-30838) and declared effective by the SEC on December 7, 2000. No shares were sold, but three persons did subscribe for a total of 400 units. A total of $2,039.00 was deposited into the escrow account. We elected to reject all of the foregoing subscriptions and directed the escrow agent to return the foregoing subscriptions to the subscribers thereof and close the escrow account. Pursuant to the registration statement, we represented that we would remove from registration by post effective amendment any securities being registered which remain unsold at the termination of the offering.

     No securities were sold, leaving all of the securities unsold. We, pursuant to this registration statement, do hereby remove from registration all of the units, all of the redeemable warrants, and all of the underwriter units.


Govermental Regulation

     There are no governmental regulations which effect the manufacture, development or sale of the Turbolator or PHTEM.

Company's Office

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We use the offices on a rent free basis. If we move to a new office location, we will have to pay rent. At this time, we have not made any plans to change office locations.

Employees

     We have no full-time employees. See "Management."

Risk Factors

1. We have a limited operating history and our auditors have expressed concern that we may not be able to stay in business.

     We are recently formed and have a limited operating history. We cannot assure you that we will be successful in our plans. Therefore our independent certified public accountants have modified their report to include a paragraph wherein they expressed substantial doubt about the Company's ability to continue in business as a going concern. We face all of the risks and uncertainties encountered by a new business. Because we have had no long operatiing history we cannot reliably forecast our future operations. See "Business."

2.   We Have No Market Research

     We have not conducted or engaged other entities to conduct market research for our products. Accordingly, there is no assurance that market demand exists for our products.

3.   We Do Not Have Key Personnel Insurance

     We do not maintain any life insurance on the lives of any of our officers and directors. If one or all of our officers or directors die or otherwise become incapacitated, our operations could be interrupted or terminate.

4.   We need Additional Key Personnel

     We have no full time employees. Our success will depend in part, upon our ability to attract and retain qualified employees. There is no assurance we will be able to obtain or retain qualified employees. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected. See "Business."

5.   Reliance Upon Our Directors and Officers.

     We are wholly dependent upon the personal efforts and abilities of our officers who will exercise control over the day to-day affairs of the Company, and upon our Directors, most of whom are engaged in other activities. Our officers will devote approximately 80% of their time to our day-to-day operation. As such, while we will solicit business through our officers, there can be no assurance as to the volumn of business which we may succeed in obtaining. Further, we cannot be sure that our proposed operations will be profitable. See "Business" and "Management."

6.   Non-Arms' Length Transaction.

     The number of shares issued to present shareholders of the Company for property and services was arbitrarily determined by us and should not be considered the product of arm's length transactions. See "Principal Shareholders."

7.   Indemnification of Officers and Directors for Securities Liabilities.

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

8.   Competition.

     We have competitors and potential competitors, many of whom have considerably greater financial and other resources than we do. Further, if our products are successful, others will enter the market which may draw our customers away from us. See "Business - Competition."

9.   Patents May Not Give Adequate Protection.

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

10.  Cumulative Voting, Preemptive Rights and Control.

     There are no preemptive rights in connection with the shares. Cumulative voting in the election of directors is not provided for. Accordingly, even if all of the units are sold, the holders of a majority of the shares will be able to elect all of the directors.

11.  No Dividends Anticipated.

     We do not anticipate paying dividends, cash or otherwise, on the shares in the foreseeable future. Future dividends will depend on our earnings, financial requirements and other factors. If you believe you will have a need for immediate income from this investment in the units, shares or redeemable warrants, you should not purchase our securities. See "Dividend Policy."

12.  Liability Insurance Coverage

     Although we carry $10,000,000 in product liability insurance, such insurance may not be sufficient to cover any potential liability. If that happens and we are held liable, we could be sued for a large sum of money in excess of our liability coverage. If we cannot pay the judgment and become insolvent, or do not have the funds to defend a lawsuit, we could be forced to stop doing business.

13.  Uninsured Risks

     We may not maintain insurance against all losses we suffer or liabilities we incur because of our operations. This could be because insurance is unavailable, we do not have the financial resources to acquire the insurance, or because we have elected not to purchase insurance.

14.  No Public Trading Market for the Shares

     There is no trading in our common stock. We cannot guaranty you that a trading market in our securities, active or otherwise, will develop in the future. Even if a trading market is developed, we cannot guaranty that it will be sustained for any period of time.


ITEM 2.    DESCRIPTION OF PROPERTIES.

     We own no real property, other than our inventory.

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We use the offices on a rent free basis. If we move to a new office location, we will have to pay rent. At this time we have not made any plans to change office location.

ITEM 3.    LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter, which ended January 31, 2001.

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDERS
           MATTERS.

     No market exists for our securities and there is no assurancethat a regular trading market will develop, or if developed, that it will be sustained. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the shares of common stock outstanding as of April 30, 2001, 6,298,250 shares may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

     At April 30, 2001, there were 42 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

     Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

     The following Plan of Operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

     Our plan and focus during the next twelve months include the following:

          1. Increase present sales and marketing efforts by enlisting the assistance of experienced persons or firms.

          2. Create private label license agreements for our products or our technology.

          3. Expand our worldwide market by changing our license agreement with our Shareholder and Inventor regarding patent rights.

          4.   Develop a warehousing network.

     During the last fiscal year we have completed the vast majority of our technological phase and begun manufacturing and marketing our products. While sales have created revenue, we are still considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since inception. Our present revenues have not been sufficient to offset operating expenses and thus we are continuing to experience operating losses. At January 31, 2001 we had a working capital deficiency of $648,630 and an accumulated deficit of approximately $620,000.

     The development and marketing of new automotive technology is capital intensive. We have funded operations to date from revenues, sale of common stock and advances made by our Chief Executive Officer through a line of credit agreement and other advances. We have utilized funds obtained to date for organizational purposes, complete certain research and development and inventory build-up for our marketing efforts. We do not currently intend to conduct any additional product research or development as it is our belief that our products are marketable.

     We do not currently intend to purchase a plant or to expend significant amounts for additional equipment in the next twelve months.

Operating Expenses:

     Operating expenses include costs incurred for professional services provided to us in connection with certain agreements executed by us and the costs incurred for both a private placement and aborted underwriting of our common stock. In addition, we incurred certain expenses necessary to complete the necessary research and development associated with our products and marketing costs in bringing our products to market. Operating expenses totaling $574,000 have been incurred since inception. For the year ended January 31, 2001 our operating expenses totaled approximately $358,000 as compared to $180,000 for the year ended January 31, 2000. This increase of approximately $178,000 was primarily the result of an increase of $35,000 in research and development costs, $90,000 in professional services, $20,000 in advertising expenses, $10,000 in travel expenses and $7000 in royalty expenses. Finally, approximately $17,000 of additional expense was incurred during the year ended January 31, 2001, and was primarily the result of the increase in our general administrative activities.

Other Expenses:

     Other expenses consist of interest expense incurred by us on borrowings on the related party line of credit. During the year ended January 31, 2001 we recognized interest expense of $52,000 as compared to $9,000 for the prior year.

Net Loss:

     Primarily as a result of the foregoing factors, our net loss was $395,000 for the year ended January 31, 2001 as compared to $189,000 for the year ended January 31, 2000. This increase of approximately $206,000 lead to a $0.04 increase in the loss per share to $0.08 for the year ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition:

     For the year ended January 31, 2001 we used cash in operating activities of $266,000 as compared to $210,000 for the year ended January 31, 2000. This increase in the cash used in operating activities was associated with the increase in the net loss for the year ended January 31, 2001, the buildup of inventory and the buildup of accounts payable. As of January 31, 2001 we had a cash balance of $3,822 in cash and cash equivalents. We have historically financed our operation from either the sale of our common stock or from borrowings on the related party line of credit. During the year ended January 31, 2001 we obtained financing funds totaling $319,000.

     At January 31, 2001 we had a deferred tax asset of approximately $210,000. We do not believe that our present condition or past results makes it more likely than not that we will be able to realize the benefit of this deferred tax asset. As such, a valuation allowance has been established equal to the net deferred tax asset.

     As of January 31, 2001, we do not have sufficient sales to offset operating expenses, have incurred losses since inception and have a working capital deficiency. Primarily as a result of these factors, our independent certified public accountants included an explanatory paragraph in their report on our financial statements for the year ended January 31, 2001, which expressed substantial doubt about our ability to continue as a going concern. We believe the ability of our Company to continue as a going concern and achieve profitability is highly dependent on a number of factors, including, but not limited to: our ability to market and distribute our products and obtain sufficient financing.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Financial Statements begin on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
           FINANCIAL DISCLOSURE.

     (a) At its board meeting on May 7, 2001, the Board of Directors of the Registrant engaged Williams & Webster, P.S., Certified Public Accountants, as its independent auditor for 2001.

     (b) The accounting firm of BDO Seidman, LLP was dismissed. There were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

     (c) The former principal accountant's report on the Company's financial statements during the last two years contained no adverse opinions or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (d) During the last two fiscal years and during the subsequent interim periods, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III


ITEM 9.    DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND   CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors is elected by the stockholders to a term of (1) year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, age and position of our present officers and directors are set forth below:

Name                          Age        Position
----                          ---        --------

Robert E. Sterling            58         President and a member of the
                                         Board of Directors

Ronald L. Allen               60         Vice President and a member of
                                         the Board of Directors

William A. Sutherland         55         Secretary/Treasurer and a
                                         member of the Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors after each annual meeting of shareholders and hold office until their death, or until they resign or have been removed from office.

Robert E. Sterling - President and a member of the Board of Directors

     Mr. Sterling, one of our founders, has been our President and a member of the Board of Directors since our inception. Mr. Sterling is the founding principal and sole owner of Bob Sterling Enterprises, Inc., a Washington corporation, located in Spokane, Washington. Sterling Entersprises was formed in 1967 and conducts business through itself and several subsidiary corporations in general contracting, real estate and retail stores. Since 1967, Mr. Sterling has owned Midas Muffler Shops in Washington and Idaho and has from time-to-time owned and operated Midas Muffler Shops in Hawaii (1978) and Nevada (1979 to
1984). Mr. Sterling has also served as an officer and director of the following publicly traded corporations: Gold Express Corporation (1984 to 1989) and Gold Coin Mining, Inc. (1984 to 1989).

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

William A. Sutherland - Secretary/Treasurer,  Chief  Financial  Officer,  and  a
                        member of the Board of Directors

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

     We have not held an annual meeting of shareholders since inception.

Involvement in Certain Legal Proceedings

     We have no legal proceedings during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or cival proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2001, our officers failed to file their Forms 3, 4 and 5, on a timely basis.


ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 2000. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE [1]
(a)           (b)      (c)         (d)        (e)          (f)
                                                           Restricted Stock
                                                           Award(s),
                                                           Securities
                                              Other        Underlying Options/
Name and                                      Annual       SARs, All LTIP
Principal                                     Compen-      Payouts, Other
Position       Year    Salary       Bonus     sation       Compensation
---------      ----    ------       -----     -------      ------------

Robert E.      2001    20,000 [3]      -        -              -
 Sterling      2000    30,000 [3]      -      10,000 [2]
  President    1999      -             -        -              -
               1998      -             -        -              -

Ronald L.      2001      -             -        -              -
 Allen         2000      -             -      10,000 [2]       -
  Vice         1999      -             -        -              -
  President    1998      -             -        -              -

William A.     2001      -             -        -              -
 Sutherland    2000      -             -      10,000 [2]       -
  Secretary-   1999      -             -        -              -
  Treasurer    1998      -             -        -              -

[1]  All compensation received by the officers and directors has been disclosed.

[2] Represents the value of 50,000 shares issued to each individual for services as a director.

[3] Mr. Sterling was entitled to compensation of $20,000 and $30,000 for services performed during fiscal 2000 and 1999, respectively. Mr. Sterling elected to waive the compensation (expense was recorded with an offset to contributed capital).

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2000.

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

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so. Any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until fiscal 2002. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it is profitable to do so.

Employment Agreements

     We entered into employment agreements with Robert E. Sterling, Robert Teed and Matthew Sterling to commence upon the completion of our offering. However, on March 7, 2001, we terminated our offering. At the same time, we terminated the employment agreements.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BEBEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 30, 2001, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each of the stockholders listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address
Beneficial                      Number of             Percentage
Owner [1]                       Offering              of Ownership
---------                       --------              ------------

Robert Sterling                 5,363,180               82.62%
230 N. Division St.
Spokane, WA 99202

Wang Wen Yuan                     469 275                7.23%
Keelung, Taiwan ROC

Matthew R. Sterling               365 795                5.64%
4821 North Larch Court
Spokane, WA 99216

Ronald Allen                       50,000                 .77%
3031 W. 22nd
Spokane, WA 99204

William Sutherland                 50,000                 .77%
7202 S. Oak Road
Spokane, WA 99224

All Officers and
Directors as a Group
(3 Persons)                     5,463,180               84.16%


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

     On July 31, 1998, we issued 4,500,000 shares of Common Stock to the following pursuant to Reg. 504 of the Securities Act of 1933 (the "Act"):


Name                       Total Consideration and Shares Acquired
----                       ---------------------------------------

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

Ronald L. Allen            50,000 shares for services as a director

William A. Sutherland      50,000 shares for services as a director

Matthew R. Sterling        100,000 shares for the Licensing Agreement

TOTAL                      4,500,000   shares  for  Licensing   Agreements   and
                           Services valued at $45,841

     We had cash advances under a line of credit totaling $500,000 and additional cash advances of $97,139 at January 31, 2001 from Robert Sterling. Borrowings under the line of credit accrue interest at the rate of 8% per annum and mature on August 1,2001. The borrowings are unsecured.

     A conflict of interest exists between us and Robert Sterling, our president. Pursuant to the licensing agreements between us and Robert Sterling, if we do not sell a minimum number of Turbolators and PHTEMs, the licensing agreements will terminate. Therefore, it may be to Mr. Sterling's advantage to cause the termination of the licensing agreements. This directly conflicts with his duty as our president to do all things necessary to assure that we meet the minimum sales in order to maintain the licensing agreements. On May 25, 2001 the license agreements were terminated and the patent rights for the Turbolator and PHTEM and all related products were transferred to the Company by Robert E. Sterling and Matthew Sterling in exchange for common stock.

     In the future, we may borrow money from our officers and directors, if necessary. If we do so, the terms of the loans will be no less favorable to us than those that can be obtained from unaffiliated third parties. We will not loan money to our officers and directors. Forgiveness of a loan between us and an affiliate must be approved by a majority of the board of directors who do not have an interest in the transaction and who have access, at our expense, to our counsel or an independent counsel.

     All of our current transactions were approved and ratified by all of our directors. In each case, our directors had access to our counsel or any counsel of their choosing. All past transactions which are now closed had at least two disinterested directors at the time of each transaction.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

     On May 7, 2001 the Company filed a Form 8-K terminating its relationship with its auditors BDO Seidman. The termination was a result of a dispute over the accounting fees that were being charged. No other Form 8-K's have been filed since inception.

(b) The following Exhibits are incorporated herein by reference from the Registrants' Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-25875 on April 27, 1999. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.    Document Description
-----------    --------------------

10.1           Licensing Agreement for Turbolator.
10.2           Licensing Agreement for Pneumatic Hand Tool
               Exhaust Muffler.

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC File #333-30838 on February 22, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:


Exhibit No.    Document Description
-----------    --------------------

3.1            Articles of Incorporation.
3.2            Bylaws.
4.1            Specimen Stock Certificate.
10.3           Modification to Licensing Agreement for Turbolator.
10.4           Modification to  Licensing  Agreement  for  Pneumatic  Hand  Tool
               Exhaust Muffler.
10.5           Second Modification of Licensing Agreement for Turbolator.
10.6           Second Modification of Licensing Agreement for PHTEM.
10.7           Consulting and Marketing Agreement with Clarkstone.
10.8           Purchase Agreement with Apex Industries,Inc.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of June, 2001.


                                   EXHAUST TECHNOLOGIES, INC.
                                   (Registrant)



                                   BY: /s/ Robert E. Sterling
                                      -----------------------------
                                      Robert E. Sterling, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 19th day of June, 2001.


SIGNATURES                          TITLE                    DATE
----------                          -----                    ----


 /s/ Robert E. Sterling        President, Chief          June 19, 2001
--------------------------     Executive Officer
Robert E. Sterling             and Member of the
                               Board of Directors


 /s/ Ronald L. Allen           Vice President and        June 19, 2001
--------------------------     Member of the Board
Ronald L. Allen                of Directors


 /s/ William A. Sutherland     Secretary/Treasurer       June 19, 2001
--------------------------     and Chief Financial
William A. Sutherland          Officer and Member
                               of the Board of
                               Directors

                           Exhaust Technologies, Inc.
                         (a development stage company)

                               Table of Contents
                               -----------------


Report of Independent Certified Public Accountant  . . . . . . . . . . . . . F-2
Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
Statements of Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Statements of Changes in Stockholders' (Deficit) Equity  . . . . . . . . . . F-5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .F-6 to F-7
Summary of Accounting Policies . . . . . . . . . . . . . . . . . . . F-8 to F-10
Notes to FinancialStatements . . . . . . . . . . . . . . . . . . . .F-11 to F-13

To the Board of Directors and Stockholders
Exhaust Technologies, Inc.
Spokane, WA


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

We have audited the accompanying balance sheet of Exhaust Technologies, Inc., a Washington corporation (a development stage company) as of January 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Exhaust Technologies, Inc. as of January 31, 2000, were audited by other auditors whose report dated February 22, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exhaust Technologies, Inc. as of January 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in
Note 1, the Company has been in the development stage since its inception on July 21, 1998 and incurred a loss of $394,873 during the year ended January 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



/s/ Williams & Webster, P.S.
----------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
June 14, 2001

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                 ASSETS (Note 1)

                                      January 31,    January 31,
                                          2001           2000
                                      -----------    -----------

Current assets:
 Cash                                 $     3,822    $       352
 Accounts receivable                       16,224           -
 Accounts receivable-related party          7,184           -
 Inventory                                227,834        108,545
 Prepaid expenses                          12,145           -
                                      -----------    -----------

     Total current assets                 267,209        108,897

Equipment, net (Note 2)                   133,713         95,186

Other assets:
 Licenses, net of accumulated
  amortization of $14,168 and
  $7,871 (Note 3)                          17,265         23,562
 Deferred stock offering costs
  (Note 6)                                   -            39,300
                                      -----------    -----------


                                      $   418,187    $   266,945
                                      ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
 Note payable (Note 7)                $   125,000    $      -
 Accounts payable                         132,388         34,955
 Accounts payable-related party
  (Note 4)                                 97,139           -
 Accrued interest                          61,312          9,503
 Line of credit-related party
  (Note 4)                                500,000        345,266
                                      -----------    -----------

     Total current liabilities            915,839        389,724
                                      -----------    -----------

Committments and contingencies
 Notes 1 and 6)                              -              -
                                      -----------    -----------

Stockholders' (deficit):
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  4,692,750 shares issued and
  outstanding                                  47             47
 Additional paid-in capital               122,088        102,088
 Deficit accumulated during the
  development stage                      (619,787)      (224,914)
                                      -----------    -----------

     Total stockholders' (deficit)       (497,652)      (122,779)
                                      -----------    -----------

                                      $   418,187    $   266,945
                                      ===========    ===========



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS

                                      Date of
                                     Inception
                                        Year            Year         (7/21/98)
                                       Ended           Ended          Through
                                    January 31,     January 31,     January 31,
                                        2001            2000            2001
                                    -----------     -----------     -----------

Sales                               $   149,601     $      --       $   149,601

Cost of sales                           133,352            --           133,352
                                    -----------     -----------     -----------

   Gross profit                          16,249            --            16,249
                                    -----------     -----------     -----------

Operating expenses:
 Professional services                  153,984          64,630         218,614
 Research and
  development                            78,093          43,703         121,796
 Compensation                            20,000          30,000          50,000
 Advertising                             43,485          23,666          67,151
 Travel                                  16,022           6,368          25,228
 Amortization                             6,297           6,287          14,168
 Office expense                           5,108           2,755           8,522
 Insurance                               17,004            --            17,004
 Directors fees                            --              --            30,000
 Royalties                                6,966            --             6,966
 Dues and subscriptions                   3,851             275           4,126
 Bad debts                                2,882            --             2,882
 Repairs and maintenance                  1,024            --             1,024
 Supplies                                 4,181           2,646           6,827
                                    -----------     -----------     -----------

Total operating expenses                358,897         180,330         574,308
                                    -----------     -----------     -----------

Loss from operations                   (342,648)       (180,330)       (558,059)

Other expense:
 Interest expense                        52,225           8,718          61,728
                                    -----------     -----------     -----------

Net loss                            $  (394,873)    $  (189,048)    $  (619,787)
                                    ===========     ===========     ===========

Net loss per share -
 basic and diluted                  $     (0.08)    $     (0.04)    $     (0.13)
                                    ===========     ===========     ===========
Weighted average number
 of shares - basis and
 diluted                              4,692,750       4,690,223       4,681,152
                                    ===========     ===========     ===========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                    For the Year Ended January 31, 2001 and
                        the Period Ended January 31, 2001

                                                              Deficit
                                                              Accumulated
                                               Additional     During the
                          Common Stock         Paid-in        Development
                      Shares        Amount     Capital        Stage             Total
                   -----------   -----------   -----------    -----------    -----------
Common stock
 issued to
 inventors at
 inception for
 licenses at
 less than
 $0.01 per
 share               4,350,000   $        43   $    15,798    $      --      $    15,841

Common stock
 issued for
 services at
 $0.20 per
 share                 150,000             2        29,998           --           30,000

Common stock
 issued for cash
 at approx. $.11
 per share             142,500             1        16,243           --           16,244

Net loss for
 the period               --            --            --          (35,866)       (35,866)
                   -----------   -----------   -----------    -----------    -----------
Balance
 January 31,
 1999                4,642,500            46        62,039        (35,866)        26,219

Common stock
 issued for
 cash $.20
 per share              50,250             1        10,049           --           10,050

Contributed
 services                 --            --          30,000           --           30,000

Net loss for
 the year                 --            --            --         (189,048)      (189,048)
                   -----------   -----------   -----------    -----------    -----------

Balance,
 January 31,
 2000                4,692,750            47       102,088       (224,914)      (122,779)

Contributed
 services                 --            --          20,000           --           20,000

Net loss for
 the year                 --            --            --         (394,873)      (394,873)
                   -----------   -----------   -----------    -----------    -----------

Balance,
 January 31,
 2001                4,692,750            47   $   122,088    $  (619,787)   $  (497,652)
                   ===========   ===========   ===========    ===========    ===========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                     Date of
                                                    Inception
                           Year          Year        (7/21/98)
                           Ended         Ended       Through
                        January 31,   January 31,   January 31,
                           2001          2000          2001
                        ----------    ----------    ----------

Cash flows from
 operating
 activities:
 Net loss               $ (394,873)   $ (189,048)   $ (619,787)
 Adjustments to
  reconcile net loss
  to net cash used
  in operating
  activities:
  Amortization               6,297         6,287        14,168
  Depreciation              11,111          --          11,111
  Contributed
   services                 20,000        30,000        50,000
  Issuance of common
   stock for services         --            --          30,000
 Changes in assets
  and liabilities:
  Accounts receivable      (23,408)         --         (23,408)
  Inventory               (119,289)     (100,554)     (220,623)
  Prepaid expenses         (12,145)         --         (12,145)
  Accounts payable         194,572        34,955       229,527
  Accrued interest          51,809         8,718        61,312
                        ----------    ----------    ----------

Net cash used in
 operating
 activities               (265,926)     (209,642)     (479,845)
                        ----------    ----------    ----------

Cash flows from
 investing
 activities:
 Cash paid for
  license                     --         (15,592)      (15,592)
 Cash paid for
  equipment                (49,638)      (95,186)     (144,824)
                        ----------    ----------    ----------

Net cash used
 in investing
 activities                (49,638)     (110,778)     (160,416)
                        ----------    ----------    ----------


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   (Continued)


                                                     Date of
                                                    Inception
                           Year          Year        (7/21/98)
                           Ended         Ended       Through
                        January 31,   January 31,   January 31,
                           2001          2000          2001
                        ----------    ----------    ----------

Cash flows from
 financing
 activities:
 Borrowings under
  line of credit-
  related party            154,734       322,757       492,789
 Proceeds from
  note                     125,000          --         125,000
 Deferred stock
  offering costs            39,300       (39,300)         --
 Net proceeds from
  sale of common
  stock                       --          10,050        26,294
                        ----------    ----------    ----------

Net cash provided
 by financing
 activities                319,034       293,507       644,083
                        ----------    ----------    ----------

Net increase
 (decrease in cash           3,470       (26,913)        3,822

Cash, beginning of
 period                        352        27,265          --
                        ----------    ----------    ----------

Cash, end of period     $    3,822           352    $    3,822
                        ==========    ==========    ==========

Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
  Interest              $     --      $     --      $     --
  Income taxes          $     --      $     --      $     --
                        ==========    ==========    ==========


Noncash investing
 and financing
 activities:
 Issuance of common
  stock in exchange
  for licenses          $     --      $     --      $   15,841
                        ==========    ==========    ==========

Inventory advanced
 under line of
 credit-related
 party                  $     --      $     --      $    7,211
                        ==========    ==========    ==========


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES
             For the Year Ended January 31, 2001 and the Period From
           Date if Inception (July 21, 1998) through January 31, 2001


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

Inventory

Inventory consists of saleable products, supplies and component parts. Inventory is stated at the lower of cost (first-in, first-out method) or market.

Equipment

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and the related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations. Equipment with a nominal value was contributed by the founders at inception, and accordingly, no asset has been recognized. Equipment held for use in production is recorded at cost.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES
             For the Year Ended January 31, 2001 and the Period From
           Date of Inception (July 21, 1998) through January 31, 2001
                                   (Continued)


Deferred Stock Offering Costs

In conjunction with the Company's registration statement to sell shares of the Company's common stock and common stock purchase warrants, certain costs and fees were capitalized. The registration statement was terminated in April, 2001 and the deferred stock offering costs were written off at January 31, 2001.

Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight-line method of amortization over five years, the estimated useful lives of the patents.

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

Revenue Recognition

Revenues and costs of revenues are recognized when products are shipped.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         SUMMARY OF ACCOUNTING POLICIES
             For the Year Ended January 31, 2001 and the Period From
           Date of Inception (July 21, 1998) through January 31, 2001
                                   (Concluded)


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of January 31, 2001 and 2000 for cash equivalents and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the related party payables and the line of credit-related party approximate their carrying value as the stated rate of the debt reflects recent market conditions.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basis EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had no dilutive potential common stock at January 31, 2001 and 2000 and therefore, basic and diluted EPS are the same for the periods.

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (ii) the earnings effect of the hedged forcasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for DerivativeInstruments and Hedging Activities-Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 will not have a significant effect on its financial statements.

Advertising

Advertising costs are charged to operations in the year incurred.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
            For the Year Ended January 31, 2001 and the Period From
           Date of Inception (July 21, 1998) through January 31, 2001


1.    Development Stage Operations and Going Concern

The Company has been in the development stage since its inception. The Company has incurred losses since inception. The factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. Management currently has commenced sales and production. Marketing representatives are attempting to establish product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from the Company's shareholders. There can be no assurances that the Company will be successful in executing its plans.

2.    Equipment

Major classes of equipment consist of the following:

                                  January 31,     January 31,
                                      2001            2000
                                  -----------     -----------

Equipment                         $   151,539     $   101,901

Less accumulated depreciation          17,826           6,715
                                  -----------     -----------

Net equipment                     $   133,713     $    95,186
                                  ===========     ===========


3.    Licenses

In 1998, the Company acquired exclusive ninety-nine (99) year licensing rights to manufacture, develop and market the Turbolator and the PHTEM from the Company's president and his son ("inventors") under separate licensing agreements. The licenses were acquired through the issuance of 4,350,000 shares of common stock, valued at $15,841, which represented the inventors' historical cost basis in the licenses. Pursuant to the terms of the agreements, and a modification to these agreements executed

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
            For the Year Ended January 31, 2001 and the Period From
           Date of Inception (July 21, 1998) through January 31, 2001
                                   (Continued)


on December 14, 1999, the Company is required to generate sales of the Turbolator and the PHTEM of at least $100,000 per year, beginning in fiscal 2002 and continuing for all years thereafter, in order to retain the licensing rights. In April, 2001 the licensing rights territory was increased to include world wide rights (See Note 8).

4.    Related Party Transactions

The Company has a line of credit with the Company's president which allows for borrowings up to $500,000. Borrowings under the line of credit are unsecured. Outstanding borrowings under the line of credit accrue interest at prime plus 2% and mature August 1, 2001. At January 31, 2001, the Company was indebted to Mr. Sterling in the amount of $500,000. In addition to the line of credit, the Company's president has advanced $97,139 as of January 31, 2001 with no interest, collateral or repayment terms.

The Company sold its products to a company owned and operated by its president and major shareholder. Sales totaling 5% of total sales were to this related party. At January 31, 2001, the Company had accounts receivables related to these sales in the amount of $7,184.

The  Company   utilizes  office  space  provided  by  the  president  and  major shareholder of the Company. The value of this space is not considered materially significant.

5.    Income Taxes

At January 31, 2001 and 2000, the Company had net deferred tax assets of approximately $210,000 and $73,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at January 31, 2001 and 2000. The difference in the expected federal benefit and the actual tax benefit recorded is due to the increase in the valuation allowance.

At January 31, 2001, the Company has net operating loss carryforwards totaling approximately $619,000, which expire in the years 2019 through 2021.

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
            For the Year Ended January 31, 2001 and the Period From
           Date of Inception (July 21, 1998) through January 31, 2001
                                   (Continued)


6.    Stock Offering

The Company entered into a letter of intent with an underwriter pursuant to which the underwriter agreed to sell, on a best efforts basis up to 550,000 units on the Company's common stock. The underwriting was terminated by mutual agreement in April, 2001 and the determination as to the refund of the underwriting deposit is still being discussed.

7.    Short-term Note Payable

On January 17, 2001 the Company entered into a loan agreement with U.S. Bank for $125,000. This loan bears interest at prime plus 1.5% and is due on September 15, 2001. The loan is co-signed by the president and major shareholder of the Company. Collateral for the loan includes real estate owned by the president.

8.    Concentrations

During the year ended January 31, 2001, the Company sold approximately 58% of its product to a single customer. At January 31, 2001 there were no amounts due from that customer.

9.    Subsequent Events

In April, 2001 the Company sold 469,275 shares of common stock to a non-related party pursuant to "Regulation S" of the Securities and Exchange Commission for $500,000, consisting of $200,000 in cash and the balance in the form of a Credit Note to be used against future inventory purchases. The purchasing party is related to a company that is currently manufacturing the Company's specialty line of air tools.

In April, 2001 the Company issued 1,063,180 shares of its common stock and 265,795 shares of its common stock to Robert E. Sterling and Matthew R. Sterling, respectively, in exchange for the world wide rights to the Turbolator and PHTEM. The license agreements were changed to reflect the addition of the world wide rights. No changes were made to the licenses regarding the required annual sales.