Form 10QSB
period 2001-04-30
EXHAUST TECHNOLOGIES INC
filed 2001-06-26
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2001
                               -----------------


                                       OR


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ___________ To ___________

Commission file number    000-25875
                       ------------


                           EXHAUST TECHNOLOGIES, INC.
                           --------------------------
       (Exact name of small business issuer as specified in its charter)


          Washington                                          91-1970433
          ----------                                          ----------
(State or other jurisdiction of                     (IRS Employer Identification
 Incorporation or Organization)                      No.)


            230 North Division St P.O. Box 2822 Spokane WA 99220-2822
            ---------------------------------------------------------
                    (Address of principal executive office)


                                 (509) 838-4447
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of May 15, 2001 there were 6,491,000 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                YES ( )  NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                      For the Quarter Ended April 30, 2001






                                      INDEX


                                                                       Page
                                                                       ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
                January 31, 2001 balance sheet):

             - Balance Sheets - April 30, 2001 and
               January 31, 2001                                         3-4

             - Statements of Loss - Three months
               ended April 30, 2001 and 2000                            5-6

             - Statements of Cash Flows - Three months
               ended April 30, 2001 and 2000                            7-9

             - Notes To Financial Statements                          10-11


      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                 12-14


PART II - Other Information                                              15

Part I - Financial Information
Item 1 - Financial Statements




                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                          =============================



                                                    April 30,
                                                      2001          January 31,
                                                  (Unaudited)           2001
                                                  -----------       -----------


     ASSETS (Note 2)
     ------

CURRENT:
  Cash                                            $     3,846       $     3,822
  Accounts receivable                                  49,319            16,224
  Accounts receivable-related party                     8,549             7,184
  Inventory                                           379,886           227,834
  Inventory credit note                               300,000              --
  Prepaid expenses                                      4,858            12,145
                                                  -----------       -----------
         TOTAL CURRENT ASSETS                         746,458           267,209


EQUIPMENT, net of accumulated
  depreciation of $21,446 and $17,826                 134,316           133,713


LICENSES, net of accumulated
  amortization of $15,742 and $14,168                  15,692            17,265
                                                  -----------       -----------

                                                  $   896,466       $   418,187
                                                  ===========       ===========












                  (See notes to interim financial statements.)
                                       -3-

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                         ===============================








     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------


CURRENT:
  Note payable                                       $ 125,000        $ 125,000
  Accounts payable                                     153,473          132,388
  Accounts payable-related party                        96,845           97,139
  Accrued interest-related party                        75,687           61,312
  Line of credit-related party                         500,000          500,000
                                                     ---------        ---------

         TOTAL CURRENT LIABILITIES                     951,005          915,839
                                                     ---------        ---------

Committments and Contingencies                            --               --
                                                     ---------        ---------

STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,491,000 and 4,692,750 shares
    outstanding                                             65               47
  Additional paid-in capital                           627,070          122,088
  Deficit accumulated during the
    development stage                                 (681,674)        (619,787)
                                                     ---------        ---------

         TOTAL STOCKHOLDERS' DEFICIT                   (54,539)        (497,652)
                                                     ---------        ---------

                                                     $ 896,466        $ 418,187
                                                     =========        =========







                   (See notes to interim financial statements)
                                      -4-


                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (Unaudited)
                          =============================

                                                                                   Date of
                                                                                  Inception
                                            Three Months      Three Months      July 21,1998
                                                Ended             Ended            Through
                                              April 30,         April 30,         April 30,
                                                 2001              2000              2001
                                            ------------      ------------      ------------
SALES                                       $    117,844      $     37,853      $    267,445

COST OF SALES                                     74,032            33,540           207,384
                                            ------------      ------------      ------------

   Gross profit                                   43,812             4,313            60,061
                                            ------------      ------------      ------------

OPERATING EXPENSES:
 Professional services                            26,700            25,104           245,314
 Research and
  development                                      4,982            25,322           126,778
 Advertising                                       4,012            13,600            71,163
 Office expense                                    3,136               194            11,658
 Compensation                                     16,730              --              66,730
 Amortization                                      1,574             1,500            15,742
 Travel                                            4,649               666            29,877
 Director's fees                                    --                --              30,000
 Dues and subscriptions                             --               2,880             4,126
 Supplies                                         10,114                65            16,941
 Repairs                                             282               800             1,306
 Insurance                                         7,287              --              24,291
 Bad debts                                          --                --               2,882
 Commissions                                      11,858              --              18,824
                                            ------------      ------------      ------------
Total operating expenses                          91,324            70,131           665,632
                                            ------------      ------------      ------------


                   (See notes to interim financial statements)
                                       -5-

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (Unaudited)
                          ============================


                                                                      Date of
                                                                     Inception
                                Three Months      Three Months     July 21, 1998
                                   Ended             Ended            Through
                                 April 30,         April 30,         April 30,
                                    2001              2000              2001
                                -----------       -----------       -----------


Loss from operation                 (47,512)          (65,818)         (605,571)

Interest expense                    (14,375)          (10,850)          (76,103)
                                -----------       -----------       -----------

Net loss                        $   (61,887)      $   (76,668)      $  (681,674)
                                ===========       ===========       ===========



Net loss per share-
 basic and diluted              $     (0.01)      $     (0.02)      $     (0.15)
                                ===========       ===========       ===========


Weighted average
 number of shares
 outstanding-
 basic and diluted                4,692,750         4,692,750         4,682,170
                                ===========       ===========       ===========




                   (See notes to interim financial statements)
                                      -6-


                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                          =============================

                                                                                 Date of
                                                                                Inception
                                             Three Months     Three Months   (July 21, 1998)
                                                 Ended            Ended           Through
                                               April 30,        April 30,        April 30,
                                                  2001             2000             2001
                                            -------------    -------------    -------------
Cash flows from operating activities:
 Net loss                                   $     (61,887)   $     (76,668)   $    (681,674)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                    5,193            4,094           30,472
   Contributed services                             5,000             --             55,000
   Issuance of common
    stock for services                               --               --             30,000
   Issuance of common
    stock for note
    receivable                                    300,000             --            300,000
 Changes in assets and
  liabilities:
   Accounts receivable                            (34,460)         (31,697)         (57,868)
   Accounts payable                                20,791           65,904          250,318
   Inventory                                     (152,052)          (7,413)        (372,675)
   Note receivable                               (300,000)            --           (300,000)
   Prepaid expenses                                 7,287             --             (4,858)
   Accrued interest                                14,375           10,850           75,687
                                            -------------    -------------    -------------

Net cash used in
 operating activities                            (195,753)         (34,930)        (675,598)
                                            -------------    -------------    -------------

Cash flows from investing activities:
 Cash paid for licenses                              --               --            (15,592)
 Cash paid for property
  and equipment                                    (4,223)          (8,600)        (149,047)
                                            -------------    -------------    -------------

Net cash used in
 investing activities                              (4,223)          (8,600)        (164,639)
                                            -------------    -------------    -------------



                   (See notes to interim financial statements)
                                       -7-

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                       ==================================


                                                                  Date of
                                                                 Inception
                              Three Months     Three Months   (July 21, 1998)
                                  Ended            Ended           Through
                                April 30,        April 30,        April 30,
                                   2001             2000             2001
                             -------------    -------------    -------------


Cash flows from
 financing activities:
 Borrowings under line
  of credit-related
  party                               --             79,398          492,789
 Proceeds from note                   --               --            125,000
 Net proceeds from
  sale of common stock             200,000             --            226,294
 Deferred stock
  offering costs                     (--)           (34,593)            --
                             -------------    -------------    -------------

Net cash provided by
 financing activities              200,000           44,805          844,083
                             -------------    -------------    -------------


Net increase in cash                    24            1,275            3,846

Cash, beginning of
 period                              3,822              352             --
                             -------------    -------------    -------------

Cash, end of period          $       3,846    $       1,627    $       3,846
                             =============    =============    =============


Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                   $        --      $        --      $        --
                             =============    =============    =============

  Taxes                      $        --      $        --      $        --
                             =============    =============    =============

Non-Cash Financing
 Activities:
 Common stock for
  licenses                   $        --      $        --      $      15,841
                             =============    =============    =============



                   (See notes to interim financial statements)
                                       -8-

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   Concluded)
                          =============================



                                                                  Date of
                                                                 Inception
                              Three Months     Three Months   (July 21, 1998)
                                  Ended            Ended           Through
                                April 30,        April 30,        April 30,
                                   2001             2000             2001
                             -------------    -------------    -------------




Inventory Advanced Under
 Line of credit-related
 party                       $        --      $        --      $       7,211
                             =============    =============    =============







                   (See notes to interim financial statements)
                                       -9-

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================

1.   BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2001. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

2.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

The Company has been in the development stage since its inception. The Company has incurred losses since inception totaling $681,674. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product, sales have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2001 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                           EXHAUST TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                     =====================================

Management of the Company has undertaken certain actions to address these conditions. Management has commenced limited operations and has found a limited number of companies to manufacture its products. Funds required to carry out management's plans are expected to be derived from future stock sales, borrowings from the Company's shareholders or sales of its products. There can be no assurances that the Company will be sucessful in executing its plans.

3.   STOCK OFFERING

The Company entered into a letter of intent with an underwriter pursuant to which the underwriter agreed to sell, on a best efforts basis, up to 550,000 units at a per unit price of $5.10. The underwriting was unsuccessful and terminated in April, 2001.


4.   REVENUE RECOGNITION

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 31, 1999. The Company adopted the principles specified in SAB 101, and accordingly, sales of product are recorded and customers are billed when products are shipped to customers under firm, enforceable commitments and collectibility is reasonably assured. Estimated amounts for reserves for sales returns, provision for customer rebates and discounts and a provision for an allowance for bad debts are recorded at the time of sale and based on management's estimates using reasonable assumptions.

                           EXHAUST TECHNOLOGIES, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General
-------

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

Plan of Operation
-----------------

The  Company  is  attempting  to sell  stock to provide  funds to  increase  our
distribution  points,   increase  our  customer  base  through  advertising  and
marketing and aggressively promote all our products.

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through the sale of stock, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At April 30, 2001, we owed Mr. Sterling $500,000 on an unsecured note and $96,845 in accounts payable for monies advanced. We believe that we will need to raise at least $3,000,000 from stock sales and/or borrowings in order to maintain operations during the next twelve months.

                           EXHAUST TECHNOLOGIES, INC.



The Company anticipates spending monies for capital expenditures only for molds necessary to manufacture Company product lines to meet requests by customers for all sizes in product lines currently being sold in a limited capacity.


The research and development previously expended is expected to be substantially reduced as the majority of our product lines are ready for production.



Three Months Ended April 30, 2001 (Unaudited) compared to the Three Months Ended
--------------------------------------------------------------------------------
April 30, 2000 (Unaudited)
--------------------------

During the three months ended April 30, 2001, the Company sold limited quantities of its products. The Company recognized total revenue in the first quarter of fiscal 2001 of approximately $118,000 as compared to $38,000 for the same period of the prior fiscal year. The increase in sales are the result of our products reaching a larger market due to marketing efforts.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended April 30, 2001 to approximately $92,000 from approximately $70,000 for the same three-month period in 2000. The increase of $22,000 was primarily due to the Company ramping up operations to increase sales efforts related to market penetration. Specifically, for the three months ended April 30, 2001, commissions increased $12,000 as a result of increased sales, supplies increased $10,000 because of the need for shipping our products, insurance increased $7,000 because of product liability requirements, compensation increased $17,000 because of assembly costs and assistance from our corporate officer, professional fees increased $9,000 due to patent research, while research and development expenses decreased $23,000 because our products are now being marketed and not developed. Additionally, interest increased approximately $3,000 as a result of borrowings from the Company president.

                           EXHAUST TECHNOLOGIES, INC.


Net Loss
--------

Primarily as a result of the foregoing factors, the Company's net loss was approximately $62,000 and $76,000, respectively, for the three month periods ended April 30, 2001 and 2000.


Financial Conditions and Liquidity
----------------------------------

At April 30, 2001, the Company had $3,846 of cash. For the three months ended April 30, 2001, the Company received approximately $118,000 from product sales and approximately $200,000 from stock sales. The Company expended approximately $337,000 to market the Company's products, operate the Company and increase its level of inventory. The Company also received $300,000 from stock sales in the form of a credit line to be used for future purchases of inventory. Future funds required to carry out management's plans are expected to be derived from future stock sales, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

The Company knows of no litigation present, threatened or contemplated or unsatisfied judgment against the Company, its officers or directors or any proceedings in which the Company, its officers or directors are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The following shares of the Company's common shares were issued during the three months ended April 30, 2001:

         a. In April, 2001, 469,275 shares of common stock were issued to Wang Wen Yuan, a non-related party pursuant to "Regulation S" of the Securities and Exchange Commission for $500,000, paid $200,000 in cash and the balance in the form of a Credit Note to be used against future inventory purchases. The purchasing party is related to a company that is currently manufacturing the Company's specialty line of air tools.

         b. In April, 2001 the Company issued 1,063,180 shares of its common stock and 265,795 shares of its common stock to Robert E. Sterling and Matthew R. Sterling, respectively, in exchange for the world wide rights to the Turbolator and PHTEM. The license agreements were changed to reflect the addition of the world wide rights. No changes were made to the licenses regarding the required annual sales.

In neither of the stock transactions, for the three months ended April 30, 2001, were underwriters used.

The rights of the holders of the Company's securities have not been modified nor have the rights evidenced by the securities been limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There are no senior secutities issued by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended April 30, 2001.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended April 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EXHAUST TECHNOLOGIES, INC.







                                             /s/  Robert E. Sterling
                                             -----------------------
                                                  Robert E. Sterling
                                                  President