Form 10QSB
period 2001-07-31
EXHAUST TECHNOLOGIES INC
filed 2001-09-13
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2001
                               ----------------


                                       OR


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____________ To _____________

Commission file number       000-25875
                          ------------



                           EXHAUST TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


           Washington                                      91-1970433
           ----------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


            230 North Division St P O Box 2822 Spokane WA 99220-2822
            --------------------------------------------------------
                     (Address of principal executive office)


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

As of September 5, 2001 there were 6,491,000 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                                YES ( )  NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                       For the Quarter Ended July 31, 2001






                                      INDEX


                                                                           Page
                                                                           ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
               January 31, 2001 balance sheet):

             - Balance Sheets - July 31, 2001 and
               January 31, 2001                                             3-4

             - Statements of Loss - Three months
               and six months ended July 31, 2001
               and 2000                                                     5-6

             - Statements of Cash Flows - Six months
               ended July 31, 2001 and 2000                                 7-9

             - Notes To Financial Statements                              10-11


      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                     12-14


PART II - Other Information                                                  15

Part I - Financial Information
Item 1 - Financial Statements



                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                          =============================



                                                July 31,
                                                  2001      January 31,
                                              (Unaudited)       2001
                                              -----------   -----------


     ASSETS (Note 2)
     ------

CURRENT:
  Cash                                        $     3,629   $     3,822
  Accounts receivable                             100,957        16,224
  Accounts receivable-related party                 9,075         7,184
  Accounts receivable-other                        16,565          --
  Inventory                                       345,800       227,834
  Inventory credit note                           236,360          --
  Prepaid expenses                                  6,979        12,145
                                              -----------   -----------
         TOTAL CURRENT ASSETS                     719,365       267,209


EQUIPMENT, net of accumulated
  depreciation of $25,066 and $17,826             130,696       133,713


LICENSES, net of accumulated
  amortization of $17,316 and $14,168              14,118        17,265
                                              -----------   -----------





                                              $   864,179   $   418,187
                                              ===========   ===========







                  (See notes to interim financial statements.)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                          =============================





     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------


CURRENT:
  Note payable                               $ 125,000    $ 125,000
  Accounts payable                             145,584      132,388
  Accounts payable-related party                99,725       97,139
  Accrued interest-related party                90,062       61,312
  Line of credit-related party                 500,000      500,000
                                             ---------    ---------

         TOTAL CURRENT LIABILITIES             960,371      915,839
                                             ---------    ---------

Committments and Contingencies                    --           --
                                             ---------    ---------

STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,491,000 and 4,692,750 shares
    outstanding                                     65           47
  Additional paid-in capital                   632,070      122,088
  Deficit accumulated during the
    development stage                         (728,327)    (619,787)
                                             ---------    ---------

         TOTAL STOCKHOLDERS' DEFICIT           (96,192)    (497,652)
                                             ---------    ---------

                                             $ 864,179    $ 418,187
                                             =========    =========







                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS
                                   (Unaudited)
                          =============================

                                                                                Date of
                             Three        Three        Six          Six        Inception
                             Months       Months      Months       Months    July 21, 1998
                             Ended        Ended       Ended        Ended        Through
                            July 31,     July 31,    July 31,     July 31       July 31,
                             2001         2000        2001         2000          2001
                           ---------    ---------   ---------    ---------   -------------
SALES                      $ 189,817    $  22,188   $ 307,661    $  60,041   $     457,262

COST OF SALES                166,815       17,747     240,847       51,287         374,199
                           ---------    ---------   ---------    ---------   -------------

   Gross profit               23,002        4,441      66,814        8,754          83,063
                           ---------    ---------   ---------    ---------   -------------

OPERATING EXPENSES:
 Professional services        29,666       20,404      56,366       45,508         274,980
 Research and
  development                   (118)      15,286       4,864       40,608         126,660
 Advertising                   5,604        7,907       9,616       21,507          76,767
 Office expense                3,350          745       6,487          939          15,009
 Compensation                 16,730       10,000      33,460       10,000          83,460
 Amortization                  1,574        1,500       3,147        3,000          17,315
 Travel                        1,177         --         5,826          666          31,054
 Director's fees                --           --          --           --            30,000
 Dues and subscriptions          275          971         275        3,851           4,401
 Supplies                      1,547          557      11,661          622          18,488
 Repairs                         888         --         1,170          800           2,194
 Bad debts                      --           --          --           --             2,882
 Insurance                   (15,865)         810      (8,578)         810           8,426
 Commissions                   3,905        3,619      15,763        3,619          22,729
                           ---------    ---------   ---------    ---------   -------------
Total operating expenses      48,733       61,799     140,057      131,930         714,365
                           ---------    ---------   ---------    ---------   -------------


                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS
                                   (Unaudited)
                          ============================


                                                                                     Date of
                         Three          Three           Six            Six          Inception
                         Months         Months         Months         Months      July 21, 1998
                         Ended          Ended          Ended          Ended          Through
                        July 31,       July 31,       July 31,       July 31,        July 31,
                          2001           2000           2001           2000           2001
                      -----------    -----------    -----------    -----------    -------------

Loss from operation       (25,731)       (57,358)       (73,243)      (123,176)        (631,302)

Interest expense          (20,922)       (12,370)       (35,297)       (23,220)         (97,025)
                      -----------    -----------    -----------    -----------    -------------

Net loss              $   (46,653)   $   (69,728)   $  (108,540)   $  (146,396)   $    (728,327)
                      ===========    ===========    ===========    ===========    =============



Net loss per share-
 basic and diluted    $     (0.01)   $     (0.01)   $     (0.02)   $     (0.03)
                      ===========    ===========    ===========    ===========


Weighted average
 number of shares
 outstanding-
 basic and diluted      6,491,000      4,692,750      5,591,875      4,692,750
                      ===========    ===========    ===========    ===========






                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                          =============================


                                          Six          Six           Date of
                                          Months       Months       Inception
                                          Ended        Ended     (July 21, 1998)
                                         July 31,     July 31,       Through
                                          2001         2000       July 31, 2001
                                        ---------    ---------    -------------

Cash flows from operating activities:
 Net loss                               $(108,540)   $(146,396)   $    (728,327)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                           10,387        8,723           35,666
   Contributed services                    10,000       10,000           60,000
   Issuance of common
    stock for services                       --           --             30,000
   Issuance of common
    stock for note
    receivable                            300,000         --            300,000
 Changes in assets and
  liabilities:
   Accounts receivable                   (103,189)     (14,823)        (126,597)
   Accounts payable                       (15,782)      63,853          245,309
   Inventory                             (117,966)       5,307         (338,589)
   Note receivable                       (236,360)        --           (236,360)
   Prepaid expenses                         5,166      (10,177)          (6,979)
   Accrued interest                        28,750       23,059           90,062
                                        ---------    ---------    -------------

Net cash used in
 operating activities                    (195,970)     (60,454)        (675,815)
                                        ---------    ---------    -------------

Cash flows from investing activities:
 Cash paid for licenses                      --           --            (15,592)
 Cash paid for property
  and equipment                            (4,223)     (23,244)        (149,047)
                                        ---------    ---------    -------------

Net cash used in
 investing activities                      (4,223)     (23,244)        (164,639)
                                        ---------    ---------    -------------




                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                          =============================


                                     Six          Six           Date of
                                     Months       Months       Inception
                                     Ended        Ended     (July 21, 1998)
                                    July 31,     July 31,       Through
                                     2001         2000       July 31, 2001
                                   ---------    ---------    -------------

Cash flows from
 financing activities:
 Borrowings under line
  of credit-related
  party                                 --        120,576          492,789
 Proceeds from note                     --           --            125,000
 Net proceeds from
  sale of common stock               200,000         --            226,294
 Deferred stock
  offering costs                       (--)       (34,592)            --
                                   ---------    ---------    -------------

Net cash provided by
 financing activities                200,000       85,984          844,083
                                   ---------    ---------    -------------

Net increase
(decrease) in cash                      (193)       2,286            3,629

Cash, beginning of
 period                                3,822          352             --
                                   ---------    ---------    -------------

Cash, end of period                $   3,629    $   2,638    $       3,629
                                   =========    =========    =============

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                         $    --      $    --      $        --
                                   =========    =========    =============

  Taxes                            $    --      $    --      $        --
                                   =========    =========    =============

Non-Cash Financing
 Activities:
 Common stock for
  licenses                         $    --      $    --      $      15,841
                                   =========    =========    =============
 Common stock for
  note receivable                  $ 300,000    $ 300,000    $     300,000
                                   =========    =========    =============



                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   Concluded)
                          =============================



                              Six         Six         Date of
                             Months      Months      Inception
                             Ended       Ended    (July 21, 1998)
                            July 31,    July 31,      Through
                             2001        2000      July 31, 2001
                           ---------   ---------   --------------




Inventory Advanced Under
 Line of credit-related
 party                     $    --     $    --     $        7,211
                           =========   =========   ==============








                   (See notes to interim financial statements)

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

Operating results for the three-month and six-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

2.   DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

The Company has been in the development stage since its inception. The Company has incurred losses since inception totaling $728,327. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product, sales have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2001 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through the sale of stock, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At July 31, 2001, we owed Mr. Sterling $500,000 on an unsecured note and $99,725 in accounts payable for monies advanced. We believe that we will need to raise at least $3,000,000 from stock sales and/or borrowings in order to maintain operations during the next twelve months.

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



Three  Months and Six Months  Ended July 31,  2001  (Unaudited)  compared to the
--------------------------------------------------------------------------------
Three Months and Six Months Ended July 31, 2000 (Unaudited)
-----------------------------------------------------------


During the three months and six months ended July 31, 2001 the Company sold limited quantities of its products. The Company recognized total revenue in the second quarter of fiscal 2001 of approximately $190,000 as compared to $22,000 for the same period of the prior fiscal year and approximately $308,000 for the six months ended July 31, 2001 as compared to $60,000 for the same period of the prior year. The increase in sales are the result of our products reaching a larger market due to marketing efforts.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased for the three months ended July 31, 2001 to approximately $49,000 from approximately $62,000 for the same three-month period in 2000. The decrease of $13,000 was primarily due to an insurance rebate and no research and development expenses. Specifically, for the three months ended July 31, 2001, insurance decreased $17,000 because of the insurance rebate and research and development decreased $15,000 because our products are now being marketed and not developed. Professional fees increased $9,000 as a result of legal fees for patents, while compensation increased $7,000 because of assembly costs and assistance from our corporate officer and administrative expenses increased $4,000 as a result of increased sales activities. Additionally, interest increased approximately $8,000 as a result of borrowings from the Company president.

For  the  six  months  ended  July  31,  2001,   operating   expenses  increased
approximately $10,000 for the same six month period of last year as a result of additional costs incurred to bring the

                           EXHAUST TECHNOLOGIES, INC.


Company's products to market. Specifically, professional services increased approximately $11,000 because of patent research, research and development decreased $36,000 because our products are now being marketed and not developed, compensation increased $23,000 because of assembly costs, supplies increased $11,000 because of the need for shipping our products, commissions increased
$12,000 due to increased sales, insurance decreased $9,000 because of the insurance rebate, promotion of the Company's products decreased $7,000 and administrative expenses increased $5,000. Additionally, interest increased approximately $12,000 as a result of borrowings from the Company president.


Net Loss
--------

Primarily as a result of the foregoing factors, the Company's net loss was approximately $47,000 and $70,000, respectively, for the three month periods ended July 31, 2001 and 2000 and approximately $108,000 and $146,000, respectively, for the six month periods ended July 31, 2001 and 2000.


Financial Conditions and Liquidity
----------------------------------

At July 31, 2001, the Company had $3,629 of cash. For the six months ended July 31, 2001, the Company received approximately $223,000 from product sales. The Company expended approximately $139,000 for the three months ended July 31, 2001 and $223,000 for the six months ended July 31, 2001, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from future stock sales, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended July 31, 2001.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended July 31, 2001, the Company filed Form 8-K with the Commission on May 7, 2001, changing Certified Public Accountants, (Item 4 of Form 8-K)

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2001.



                                 EXHAUST TECHNOLOGIES, INC.



                                 /s/  Robert E. Sterling
                                 -----------------------
                                      Robert E. Sterling
                                      President


                                 /s/  William A. Sutherland
                                 --------------------------
                                      William A. Sutherland
                                      Chief Financial Officer