Form 10QSB
period 2001-10-31
EXHAUST TECHNOLOGIES INC
filed 2001-12-12
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X)  QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001
                               ----------------


                                       OR
                                       --


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                To
                         ----------------  ----------------

Commission file number 000-25875
                       ---------



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of November 29, 2001 there were 6,491,000 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) YES ( ) NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                  Form 10-QSB

                     For the Quarter Ended October 31, 2001


                                      INDEX


                                                                         Page
                                                                         ----
PART I - Financial Information


   Item   1 - Financial Statements (all financial statements are unaudited except the January 31, 2001 balance sheet):

            - Balance Sheets - October 31, 2001 and
              January 31, 2001                                           3 - 4

            - Statements of Loss - Three months
              and nine months ended October 31, 2001
              and 2000                                                   5 - 6

            - Statements of Cash Flows - Nine months
              ended October 31, 2001 and 2000                            7 - 8
            - Notes To Financial Statements                              9 - 10


   Item 2   - Management's Discussion and Analysis
              and Plan of Operation                                     11 - 13


PART II - Other Information                                                  14


Part I - Financial Information
Item 1 - Financial Statements

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ==============================



                                        October 31,     January 31,
                                            2001            2001
                                        -----------     -----------
                                        (Unaudited)
     ASSETS (Note 2)
     ------

CURRENT:
  Cash                                  $     2,989     $     3,822
  Accounts receivable, less $5,211
   and $-0- allowance for doubtfull
   accounts                                  41,917          16,224
  Accounts receivable-related party           9,086           7,184
  Inventory                                 394,757         227,834
  Inventory credit note                     201,385            --
  Prepaid expenses                           12,168          12,145
                                        -----------     -----------
         TOTAL CURRENT ASSETS               662,302         267,209


EQUIPMENT, net of accumulated
  depreciation of $28,686 and $17,826       127,076         133,713


LICENSES, net of accumulated
  amortization of $18,890 and $14,168        12,544          17,265
                                        -----------     -----------



                                        $   801,922     $   418,187
                                        ===========     ===========



                  (See notes to interim financial statements.)

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ===============================








     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------


CURRENT:
  Note payable                          $   125,000     $   125,000
  Accounts payable                          167,692         132,388
  Accounts payable-related party             92,504          97,139
  Accrued interest-related party            104,437          61,312
  Line of credit-related party              500,000         500,000
                                        -----------     -----------

         TOTAL CURRENT LIABILITIES          989,633         915,839
                                        -----------     -----------

Committments and Contingencies                 --              --
                                        -----------     -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,491,000 and 4,692,750 shares
    outstanding                                  65              47
  Additional paid-in capital                637,070         122,088
  Deficit                                  (824,846)       (619,787)
                                        -----------     -----------

         TOTAL STOCKHOLDERS' DEFICIT       (187,711)       (497,652)
                                        -----------     -----------

                                        $   801,922     $   418,187
                                        ===========     ===========


                 (See notes to interim financial statements)

                               EXHAUST TECHNOLOGIES, INC.
                                   STATEMENTS OF LOSS
                                       (Unaudited)
                             =============================

                              Three          Three           Nine          Nine
                              Months         Months         Months        Months
                              Ended          Ended          Ended         Ended
                           October 31,    October 31,    October 31,    October 31,
                               2001           2000           2001           2000
                           -----------    -----------    -----------    -----------
SALES                      $     9,662    $    63,985    $   317,323    $   124,026

COST OF SALES                   32,322         57,068        273,169        108,355
                           -----------    -----------    -----------    -----------

   Gross profit                (22,660)         6,917         44,154         15,671
                           -----------    -----------    -----------    -----------

OPERATING EXPENSES:
 Professional services          17,496          9,385         73,862         54,893
 Research and
  development                    1,683         21,859          6,547         62,467
 Advertising                     7,892         11,606         17,508         33,113
 Office expense                  2,846            944          9,333          1,883
 Compensation                   16,730          5,000         50,190         15,000
 Amortization                    1,575          1,500          4,722          4,500
 Travel                            780          1,022          6,606          1,688
 Dues and subscriptions           --             --              275          3,851
 Supplies                        1,852          3,266         13,513          3,888
 Repairs                           953           --            2,123            800
 Bad debts                       5,211           --            5,211           --
 Insurance                       5,445          8,907         (3,133)         9,717
 Commissions                    (5,476)         2,637         10,287          6,256
                           -----------    -----------    -----------    -----------

Total operating expenses        56,987         66,126        197,044        198,056
                           -----------    -----------    -----------    -----------


                  (See notes to interim financial statements)


                           EXHAUST TECHNOLOGIES, INC.
                               STATEMENTS OF LOSS
                                   (Unaudited)
                         =============================


                              Three          Three           Nine          Nine
                              Months         Months         Months        Months
                              Ended          Ended          Ended         Ended
                           October 31,    October 31,    October 31,    October 31,
                               2001           2000           2001           2000
                           -----------    -----------    -----------    -----------
Loss from operation            (79,647)       (59,209)      (152,890)      (182,385)

Interest expense               (16,872)       (14,507)       (52,169)       (37,727)
                           -----------    -----------    -----------    -----------

Net loss                   $   (96,519)   $   (73,716)   $  (205,059)   $  (220,112)
                           ===========    ===========    ===========    ===========


Net loss per share-
 basic and diluted         $     (0.01)   $     (0.02)   $     (0.03)   $     (0.05)
                           ===========    ===========    ===========    ===========


Weighted average
 number of shares
 outstanding-
 basic and diluted           6,491,000      4,692,750      5,891,583      4,692,750
                           ===========    ===========    ===========    ===========



                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited


                                            Nine           Nine
                                           Months         Months
                                           Ended          Ended
                                        October 31,    October 31,
                                            2001           2000
                                        -----------    -----------
Cash flows from operating activities:
 Net loss                               $  (205,059)   $  (220,112)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                             15,581         13,352
   Contributed services                      15,000         15,000
   Issuance of common
    stock for note
    receivable                              300,000           --
 Changes in assets and
  liabilities:
   Accounts receivable                      (27,595)       (18,780)
   Accounts payable                          30,669        193,141
   Inventory                               (166,923)       (91,124)
   Note receivable                         (201,385)          --
   Prepaid expenses                             (23)       (19,432)
   Accrued interest                          43,125         37,434
                                        -----------    -----------

Net cash used in
 operating activities                      (196,610)       (90,521)
                                        -----------    -----------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                              (4,223)       (23,244)
                                        -----------    -----------

Net cash used in
 investing activities                          (423)       (23,244)
                                        -----------    -----------







                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                       ==================================



                                            Nine           Nine
                                           Months         Months
                                           Ended          Ended
                                        October 31,    October 31,
                                            2001           2000
                                        -----------    -----------

Cash flows from
 financing activities:
 Borrowings under line
  of credit-related
  party                                     154,734
 Net proceeds from
  sale of common stock                      200,000           --
 Deferred stock
  offering costs                               --          (40,092)
                                        -----------    -----------

Net cash provided by
 financing activities                       200,000        114,642
                                        -----------    -----------

Net increase
(decrease) in cash                             (833)           877

Cash, beginning of
 period                                       3,822            352
                                        -----------    -----------

Cash, end of period                     $     2,989    $     1,229
                                        ===========    ===========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                              $      --      $      --
                                        ===========    ===========

  Taxes                                 $      --      $      --
                                        ===========    ===========

Non-Cash Financing
 Activities:
 Common stock for
  note receivable                       $   300,000    $      --
                                        ===========    ===========



                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------

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

The Company has been in the development stage since its inception. The year beginning February 1, 2001 is the first year during which it is considered an operating company.

Operating results for the three-month and nine-month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

2.   GOING CONCERN

The Company has incurred losses since inception totaling $824,846. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product, sales have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2001 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------


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

5.   LICENSE AGREEMENTS

During the quarter ended October 31, 2001, the Company entered into two separate agreements licensing rights to their patents. The terms of the licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company with a minimum advance royalty due annually. The Company has also retained the right to produce and sell its products in the United States and Canada under their branded trademark.

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

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through the sale of stock, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At October 31, 2001, we owed Mr. Sterling $500,000 on an unsecured note and $92,504 in accounts payable for monies advanced. We believe that we will need to raise at least $3,000,000 from stock sales and/or borrowings in order to maintain operations during the next twelve months.

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



Three Months and Nine Months Ended October 31, 2001 (Unaudited)  compared to the
--------------------------------------------------------------------------------
Three Months and Nine Months Ended October 31, 2000 (Unaudited)
---------------------------------------------------------------




During the three months and nine months ended October 31, 2001 the Company sold limited quantities of its products. The Company recognized total revenue in the third quarter of fiscal 2001 of approximately $10,000 as compared to $64,000 for the same period of the prior fiscal year and approximately $317,000 for the nine months ended October 31, 2001 as compared to $124,000 for the same period of the prior year. The increase in sales is the result of our products reaching a larger market due to marketing efforts.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses decreased for the three months ended October 31, 2001 to approximately $57,000 from approximately $66,000 for the same three-month period in 2000. The decrease of $9,000 was primarily due to no research and development expenses. Specifically, for the three months ended October 31, 2001, insurance decreased $3,500 because of a reduced premium and research and development decreased $20,000 because our products are now being marketed and not developed. Professional fees increased $8,000 as a result of legal fees for patents, while compensation increased $12,000 because of assembly costs and assistance from our corporate officer and administrative expenses decreased $12,500 as a result of expenditure conservation and recalculation of commissions due.. Additionally, interest increased approximately $2,300 as a result of borrowings from the Company president.

For  the  nine  months  ended   October  31,  2001,   operating   expenses  were
substantially the same as the nine month of last year.

                           EXHAUST TECHNOLOGIES, INC.


Specifically, professional services increased approximately $19,000 because of patent research, research and development decreased $56,000 because our products are now being marketed and not developed, compensation increased $35,000 because of assembly costs, supplies increased $10,000 because of the need for shipping our products, commissions increased $4,000 due to increased sales, insurance decreased $13,000 because of an insurance rebate, promotion of the Company's products decreased $16,000 and administrative expenses increased $17,000. Additionally, interest increased approximately $15,000 as a result of borrowings from the Company president.


Net Loss
--------

Primarily as a result of the foregoing factors, the Company's net loss was approximately $96,000 and $73,000, respectively, for the three month periods ended October 31, 2001 and 2000 and approximately $205,000 and $220,000, respectively, for the nine month periods ended October 31, 2001 and 2000.


Financial Conditions and Liquidity
----------------------------------

At October 31, 2001, the Company had $2,989 of cash. For the nine months ended October 31, 2001, the Company received approximately $290,000 from product sales. The Company expended approximately $64,000 for the three months ended October 31, 2001 and $287,000 for the nine months ended October 31, 2001, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from future stock sales, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended October 31, 2001.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended October 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December, 2001.



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