Form 10KSB
period 2002-01-31
EXHAUST TECHNOLOGIES INC
filed 2002-04-30
CIK 1067612

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended - January 31, 2002 OR
[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

State  Issuer's  revenues  for its most  recent  fiscal  year.  January 31, 2002
$366,767

The aggregate market value of the registrant's voting common stock held by non-affiliates was $959,936 as of January 31, 2002 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. There are approximately 662,025 shares of common voting stock of the registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 24, 2002 - 6,491,000 shares of Common Stock

Documents Incorporated by Reference

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

3.   All reports filed with the Securities and Exchange after February 22, 2000.

Transitional Small Business Issuer Format
     YES [   ]      NO [ X ]

                                     PART I

Item 1. BUSINESS

General

     The Company was formed under the laws of the state of Washington on July 21, 1998, to develop, manufacture and market two automotive devices.

The Devices

     The  two  devices  that  have  been  developed  and  are  currently   being
manufactured and marketed are the Turbolator and the Pneumatic Hand Tool Exhaust Muffler (PHTEM). Both devices are available for sale.

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

     Messrs Sterling and Sterling have registered the trademark "AirCat" to market a line of air powered tools which they have designed that uses the PHTEM. The tools include a patent pending handle design which has been ergonomically engineered to better position and balance the tool during use. Several tools have been field tested during the past year and some are now in production. The tools incorporating the PHTEM are substantially quieter with essentially no loss of power. The trademark examiner has authorized the publication of the trademark for comments. As of the date hereof the trademark has not been approved and there is no assurance that the trademark will ever be approved.

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

     In August 1999, we entered into a purchase agreement with Apex Industries, Inc. ("Apex"), whereby Apex agreed to manufacture, and we agreed to purchase, 10,000 Turbolator assemblies. We have an unconditional obligation to purchase the 10,000 Turbolator assemblies and we have no right to return any unsold Turbolator assemblies. The total cost of the 10,000 Turbolator assemblies is estimated to be approximately $200,000, of which $28,500 relates to tooling cost that will become our property. In conjunction with the purchase agreement, our president secured an irrevocable standby letter of credit with a bank for $80,000 on our behalf and for the benefit of Apex. Drawings under the letter of credit bear interest payable monthly at the bank's prime rate plus two percent (2%) and matured on November 23, 1999. The Company has taken delivery of the 10,000 units. The letter of credit has expired. We are current on our account with Apex.

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

Licensing Agreements

     On August 31,2001, we entered into a non-exclusive licensing agreement with Double Dynasty Co., Ltd., a Taiwan trading and manufacturing company tp produce and use certain noise reduction rights that we own. The rights include the right to manufacture, use, market and sell our noise reduction rights worldwide, except the United States and Canada. In consideration of the foregoing, Double Dynasty must pay us $150,000 on or before February 1, 2002 and make quarterly royalty payments of 6% of its gross sales. Any quarter royalty payments will be deducted from the $150,000 referred to above. Double Dynasty may terminate the license upon 180 days written notice to us. We may terminate the license upon sixty days written notice if Double Dynasty fails to provide a royalty payment of more than $500,000 per year for any two consecutive years; if Double Dynasty defaults in making proper reports to us; and upon default by Double Dynasty. We may also terminate the license on thirty days written notice if Double Dynasty becomes bankrupt or insolvent. We are also obligated to indemnify Double Dynasty if Double Dynasty is sued as a result of a patent, proprietary right, or trademark infringement. Double Dynasty is obligated to indemnify us if we are sued as a result of Double Dynasty breaching any of the terms of the license.

Double Dynasty made the required payment of $150,000 on February 1, 2002.

     Effective October, 2001, we entered into a licensing arrangement with Tool & Hoist Division ("Licensee") of Ingersoll Rand Company, a New Jersey corporation, pursuant to which the Company granted the Licensee a worldwide license of the Company's noise reduction technology. Except for (1) certain rights retained by the Company to use the noise reduction technology in conjunction with the Company's "AIRCAT" products in the United States and Canada, and (2) certain rights previously granted to another licensee, the license is exclusive. In consideration for the license granted under the agreement with the Licensee, the Licensee paid the Company an advance royalty payment. Under the terms of the agreement, the Licensee is required to pay the Company royalties in connection with sales of products containing the Company's noise reduction technology. The Licensee paid the Company a minimum royalty of $150,000 for the calendar year 2002. The royalty obligation ceases upon the expiration of the Company's rights in the noise technology. In the event of a default by the Licensee, the license will continue, and the Licensee will remain obligated to pay the required royalties. The agreement has no termination date, meaning that it may continue indefinitely. The agreement may be terminated by the Licensee upon 90 days prior written notice.


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

Company's Office

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We have used the offices on a rent free basis. Effective February 1, 2002, rent and related office expenses will be paid to Robert Sterling on an as needed basis and based on space required by the Company. At this time, we have not made any plans to change office locations.

Employees

     We have no full-time employees. See "Management."

Agreement with Dotson Exploration Company

     On or about September 13, 2001, as part of the private placement, we entered into an agreement with Dotson Exploration Company to acquire a 47 acre tract of land in consideration of 400,000 restricted shares of common stock. The property will be transferred free and clear of any claims and encumbrances. The sale will close on June 30, 2002. In the event less than $2,500,000 is raised in this private placement, we have the right to rescind the transaction.

Risk Factors

1. We have a limited operating history with an accumulated deficit of approximately $771,000 and our auditors have expressed concern that we may not be able to stay in business.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

     We own no real property.

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. We have used the offices on a rent free basis. Effective February 1, 2002, rent and related office expenses will be paid to Robert Sterling on an as needed basis and based on space required by the Company. At this time we have not made any plans to change office location.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the shareholders during the fourth quarter, which ended January 31, 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.


     The Company's stock trades on the NASD'S OTCBB under the symbol "EXHS". The Company began trading on the OTCBB on December 24, 2001. There has been limited trading activity and the trading price has ranged from $0.67 to $2.05.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the shares of common stock outstanding as of April 24, 2002, 6,048,250 shares may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein. Our officers and directors do not have to comply with said one year holding period because the shares issued to them were sold pursuant to Reg. 504 of the Act.

     At January 31, 2002, there were 18 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

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

     4.   Develop a warehousing network.

     During the last fiscal year we have completed the vast majority of our technological phase and begun manufacturing and marketing our products. Our present revenues have not been sufficient to offset operating expenses and thus we are continuing to experience operating losses. At January 31, 2002 we had a working capital deficiency of approximately $262,000 and an accumulated deficit of approximately $771,000.

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

Operating Expenses:

     Operating expenses include costs incurred for professional services provided to us in connection with certain agreements executed by us and the costs incurred for both a private placement and an aborted underwriting of our common stock. In addition, we incurred certain expenses necessary to complete the necessary research and development associated with our products and marketing costs in bringing our products to market. For the year ended January 31, 2002 our operating expenses totaled approximately $273,000 as compared to approximately $359,000 for the year ended January 31, 2001. This decrease of approximately $86,000 was primarily the result of a decrease of approximately $69,000 in research and development costs, approximately $74,000 in professional services, approximately $6,000 in travel expenses, approximately $9,000 in insurance expenses and increases of approximately $47,000 in compensation, approximately $2,000 in commissions and approximately $6,000 in bad debts. Finally, approximately $17,000 of additional expense was incurred during the year ended January 31, 2002, and was primarily the result of the increase in our general administrative activities.

Other Income (Expenses):

     Other income (expenses) consist of interest expense incurred by us on borrowings on the related party line of credit and bank loan. During the year ended January 31, 2002 we recognized interest expense of approximately $67,000 as compared to approximately $52,000 for the prior year. Royalty income was from the advance payments pursuant to the new license agreements and the miscellaneous income was from an overpayment of prior years insurance policy.

Net Loss:

     Primarily as a result of the foregoing factors, our net loss was approximately $152,000 for the year ended January 31, 2002 as compared to approximately $395,000 for the year ended January 31, 2001. This decrease of approximately $243,000 lead to a $0.06 decrease in the loss per share to $0.02 for the year ended January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition:

     For the year ended January 31, 2002 we used cash in operating activities of approximately $484,000 as compared to approximately $266,000 for the year ended January 31, 2001. This increase in the cash used in operating activities was associated with the buildup of inventory and the related inventory credit note and the pay down of accounts payable. As of January 31, 2002 we had a cash balance of $11,890 in cash and cash equivalents. We have historically financed our operation from either the sale of our common stock or from borrowings on the related party line of credit. During the year ended January 31, 2002 we obtained funds from the sale of common stock totaling $500,000.

     At January 31, 2002 we had a deferred tax asset of approximately $262,000. We do not believe that our present condition or past results makes it more likely than not that we will be able to realize the benefit of this deferred tax asset. As such, a valuation allowance has been established equal to the net deferred tax asset.

     As of January 31, 2002, we do not have sufficient sales to offset operating expenses, have incurred losses since inception and have a working capital deficiency. Primarily as a result of these factors, our independent certified public accountants included an explanatory paragraph in their report on our financial statements for the years ended January 31, 2002 and 2001, which expressed substantial doubt about our ability to continue as a going concern. We believe the ability of our Company to continue as a going concern and achieve profitability is highly dependent on a number of factors, including, but not limited to: our ability to market and distribute our products and obtain sufficient financing.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                Financial Statements begin on the following page.

Exhaust Technologies, Inc.

Report of Independent Certified Public Accountant .......................... F-2
Balance Sheets.............................................................. F-3
Statements of Loss.......................................................... F-4
Statements of Changes in Stockholders' (Deficit) Equity..................... F-5
Statements of Cash Flows.................................................... F-6
Summary of Accounting Policies...................................... F-7 to F-11
Notes to Financial Statements ..................................... F-12 to F-16

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

                                   MANAGEMENT


     The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                     Age    Position

Robert E. Sterling       59     President and a member of the Board of Directors


Ronald L. Allen          61     Vice  President  and  a  member of  the Board of
                                Directors

William A. Sutherland    56     Secretary/Treasurer  and  a  member of the Board
of                              Directors

     The authorized number of directors of the Company is presently fixed at ten. Each director serves for a term of one year that expires at the following annual shareholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

     Set forth below is certain biographical information regarding each director and executive officer of the Company:

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


                              CERTAIN TRANSACTIONS

     On July 21, 1998 we entered into a Licensing Agreement with Robert Sterling, our President, and Matthew Sterling, the son of Robert Sterling for the licensing of the development, manufacturing and marketing of the Turbolator. Further, on the same date, we entered into a licensing agreement with Robert Sterling, for the development, manufacturing and marketing of the PHTEM. The foregoing agreements were subsequently amended to extend the time period that we have to generate revenues from the sale of our products.

     On July 31, 1998, we issued 4,500,000 shares of Common Stock to the following pursuant to Regulation 504 of the Securities Act of 1933 (the "Act"):

Name                    Total consideration and shares acquired

Robert E. Sterling      4,250,000  shares for the Licensing Agreement and 50,000
                        shares for services as a director

Ronald L. Allen         50,000 shares for services as a director

William A. Sutherland   50,000 shares for services as a director

Matthew R. Sterling     100,000 shares for the Licensing Agreement

Total 4,500,000 shares for Licensing Agreements and Services valued at $45,841

     We received cash advances under a line of credit totaling $500,000 from Robert Sterling. Outstanding borrowings under the line of credit accrue interest at 11% per annum and mature on May 25, 2003. The borrowings are unsecured.

     In April 2001, we sold 469,275 shares of common stock to Wang Wen Yuan, pursuant to Regulation S of the Securities Act of 1933 in consideration of $500,000, consisting of $200,000 in cash and the balance in the form of a Credit Note to be used against future inventory purchases. Wang Wen Yuan is related to a company that currently manufactures our air tools.

     In April 2001, we issued 1,063,180 shares of common stock to Robert Sterling, our president and 265,795 shares of common stock to Matthew Sterling, his son, in exchange for worldwide rights to the turbolator and PHTEM. No changes were made to Messrs Sterling's and Sterling's licenses.

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

Compliance with Section 16(a) of the Exchange Act.

     Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2002, our officers failed to file their Form 3 on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 2002. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE [1]
(a)            (b)        (c)        (d)        (e)             (f)
                                                            Restricted Stock
                                                            Award(s), Securities
                                                Other       Underlying Options/
Name and                                        Annual      SARs, All LTIP
Principal                                       Compen-     Payouts, Other
Position        Year     Salary      Bonus      sation      Compensation

Robert E.       2002    20,000 [3]      -         -               -
 Sterling       2001    20,000 [3]      -         -               -
  President     2000    30,000 [3]      -       10,000 [2]        -
                1999      -             -         -               -
                1998      -             -         -               -

Ronald L.       2002      -             -         -               -
 Allen          2001      -             -         -               -
  Vice          2000      -             -       10,000 [2]        -
  President     1999      -             -         -               -
                1998      -             -         -               -

William A.      2002      -             -         -               -
 Sutherland     2001      -             -         -               -
  Secretary-    2000      -             -       10,000 [2]        -
  Treasurer     1999      -             -         -               -
                1998      -             -         -               -

[1]  All compensation received by the officers and directors has been disclosed.

[2] Represents the value of 50,000 shares issued to each individual for services as a director.

[3] Mr. Sterling was entitled to compensation of $20,000, $20,000 and $30,000 for services performed during fiscal 2002, 2001 and 2000, respectively. Mr. Sterling elected to waive the compensation (expense was recorded with an offset to contributed capital).

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR grants

     No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002.

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

     We do not expect to pay salaries to any of our officers until such time as we generate sufficient revenues to do so. Any compensation earned prior to this is expected to be waived. We do not anticipate paying any salaries to our officers until fiscal 2003. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it is profitable to do so.

Employment Agreements

     We entered into employment agreements with Robert E. Sterling, Robert Teed and Matthew Sterling to commence upon the completion of our offering. However, on March 7, 2001, we terminated our offering. At the same time, we terminated the employment agreements.

                                 INDEMNIFICATION

     The Washington Corporation Act and certain provisions of the Company's Bylaws under certain circumstances provide for indemnification of the Company's Officers, Directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to the Company's Bylaws and to the statutory provisions.

     In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.

     The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.

     Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of shareholders or Directors. The statutory provision cited above also grants the power to the Company to purchase and maintain insurance which protects its Officers and Directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 24, 2002, the beneficial ownership of Common Stock with respect to: (1) all persons known to us to be the beneficial owners of more than five percent of the outstanding shares of Common Stock (the "Principal Shareholders"); (2) each director and director nominee;
(3) each named executive officer; and, (4) all directors and executive officers as a group. At April 24, 2002, the number of shares of common stock of the Company issued and outstanding was 6,491,000.

Name and Address
Beneficial                        Number of                  Percentage
Owner  [1]                        Offering                   of Ownership

Robert Sterling                  5,213,180                    80.31%
230 N. Division St.
Spokane, WA 99202

Wang Wen Yuan                      469 275                     7.23%
Keelung, Taiwan ROC

Matthew R. Sterling                330,795                     5.64%
4821 North Larch Court
Spokane, WA 99216

Ronald Allen                        50,000                      .77%
3031 W. 22nd
Spokane, WA 99204

William Sutherland                  50,000                      .77%
7202 S. Oak Road
Spokane, WA 99224

All Officers and
Directors as a Group
(3 Persons)                      5,313,180                    81.85%


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

Ronald L. Allen           50,000 shares for services as a director

William A. Sutherland     50,000 shares for services as a director

Matthew R. Sterling       100,000 shares for the Licensing Agreement

TOTAL 4,500,000 shares for Licensing Agreements and Services valued at $45,841

     We had cash advances under a line of credit totaling $500,000. Borrowings under the line of credit accrue interest at the rate of 11% per annum and mature on May 25, 2003. The borrowings are unsecured.

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

     On November 25, 2001 the Company filed a Form 8-K stating that it had entered into a license agreement granting the licensee a worldwide license of the Company's noise reduction technology.

(b)
     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC File #333-30838 on February 22, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:


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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly
authorized, on this    day of April, 2002.
                    ---


                                   EXHAUST TECHNOLOGIES, INC.
                                   (Registrant)



                                BY: /s/ Robert E. Sterling
                                   -----------------------------
                                   Robert E. Sterling, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this day of June, 2001.


SIGNATURES                             TITLE                         DATE


                                  President, Chief                April   , 2002
---------------------                                                   --
Robert E. Sterling                Executive Officer
                                  and Member of the
                                  Board of Directors


                                  Vice President and              April   , 2002
---------------------                                                   --
Ronald L. Allen                   Member of the Board
                                  of Directors


                                  Secretary/Treasurer             April   , 2002
---------------------                                                   --
William A. Sutherland             and Chief Financial
                                  Officer and Member
                                  of the Board of
                                  Directors

To the Board of Directors and Stockholders
Exhaust Technologies, Inc.
Spokane, WA



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



We have audited the accompanying balance sheet of Exhaust Technologies, Inc., a Washington corporation as of January 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exhaust Technologies, Inc. as of January 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in
Note 1, the Company has incurred losses of $151,628 and $394,873 during the years ended January 31, 2002 and 2001, respectively, which raises substantial

                                      F-2a
doubt about its ability to continue as a going concern. Management's plans are also discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





/s/Williams & Webster, P.S.
---------------------------
Certified Public Accountants
Spokane, Washington
April 4, 2002



                                F-2b

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------

Current assets:
 Cash                                                $    11,890    $     3,822
 Accounts receivable, less allowance
  for doubtful accounts of $4,256
  and $-0-                                                22,986         16,224
 Accounts receivable-related party                        15,765          7,184
 Inventory                                               346,662        227,834
 Inventory credit note                                   199,535           --
 Prepaid expenses                                          7,710         12,145
                                                     -----------    -----------

     Total current assets                                604,548        267,209

Equipment, net (Note 2)                                  122,055        133,713

Other assets:
 Patents, net of accumulated
  amortization of $20,455 and
  $14,168 (Note 3)                                        10,979         17,265
                                                     -----------    -----------


     Total assets                                    $   737,582    $   418,187
                                                     ===========    ===========


          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3a

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                   (Continued)


                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
 Note payable (Note 7)                               $   120,002    $   125,000
 Accounts payable                                        129,715        132,388
 Accounts payable-related party
  (Note 4)                                                  --           97,139
 Accrued interest                                        117,145         61,312
 Line of credit-related party
  (Note 4)                                               500,000        500,000
                                                     -----------    -----------

     Total current liabilities                           866,862        915,839
                                                     -----------    -----------


Committments and contingencies
 Notes 1 and 6)                                             --             --
                                                     -----------    -----------



Stockholders' (deficit):
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  6,491,000 and 4,692,750 shares
  outstanding                                                 65             47
 Additional paid-in capital                              642,070        122,088
 Deficit                                                (771,415)      (619,787)
                                                     -----------    -----------

     Total stockholders' (deficit)                      (129,280)      (497,652)
                                                     -----------    -----------

                                                     $   737,582    $   418,187
                                                     ===========    ===========




          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3b

                           EXHAUST TECHNOLOGIES, INC.


                               STATEMENTS OF LOSS



                                                         Year           Year
                                                        Ended          Ended
                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------

Sales                                                $   366,767    $   149 601

Cost of sales                                            340,372        133 352
                                                     -----------    -----------

   Gross profit                                           26,395         16 249
                                                     -----------    -----------

Operating expenses:
 Professional services                                    80,126        153 984
 Research and
  development                                              9,512         78,093
 Compensation                                             66,920         20,000
 Advertising                                              45,388         43,485
 Travel                                                   10,465         16,022
 Amortization                                              6,287          6,297
 Office expense                                            9,322          5,108
 Insurance                                                 8,419         17,004
 Commissions                                               9,317          6,966
 Dues and subscriptions                                      275          3,851
 Bad debts                                                 9,467          2,882
 Repairs and maintenance                                   4,000          1,024
 Supplies                                                 13,650          4,181
                                                     -----------    -----------

Total operating expenses                                 273,148        358,897
                                                     -----------    -----------

Loss from operations                                    (246,753)      (342,648)
                                                     -----------    -----------

Other income (expense):
 Royalty income                                          150,000           --
 Miscellaneous income                                     12,040           --
 Interest expense                                        (66,915)       (52,225)
                                                     -----------    -----------

   Total other income (expense)                           95,125        (52,225)
                                                     -----------    -----------

Net loss before tax                                     (151,628)      (394,873)

Income taxes                                                --             --
                                                     -----------    -----------

Net loss                                             $  (151,628)   $   (94,873)
                                                     ===========    ===========


                                      F-4a

                           EXHAUST TECHNOLOGIES, INC.

                               STATEMENTS OF LOSS
                                   (Continued)


                                                         Year           Year
                                                        Ended          Ended
                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------




Net loss per share -
 basic and diluted                                   $     (0.02)   $     (0.08)
                                                     ===========    ===========
Weighted average number
 of common shares - basic and
 diluted                                               6,052,523      4,692,750
                                                     ===========    ===========





          See accompanying summary of accounting policies and notes to financial statements.
                                      F-4b

                    EXHAUST TECHNOLOGIES, INC.

      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY


                        Common Stock        Additional
                    ---------------------    Paid-in    Accumulated
                      Shares      Amount     Capital      Deficit       Total
                    ---------   ---------   ---------    ---------    ---------
Balance,
 January 31,
 2000               4,692,750   $      47   $ 102,088    $(224,914)   $(122,779)

Contributed
 services                --          --        20,000         --         20,000

Net loss for
 the year                --                      --       (394,873)    (394,873)
                    ---------   ---------   ---------    ---------    ---------
Balance,
 January 31,
 2001               4,692,750          47     122,088     (619,787)    (497,652)

Contributed
 services                --          --        20,000         --         20,000

Common stock
 issued to
 inventors at
 inception for
 licenses at
 less than
 $0.01 per
 share              1,328,975          13         (13)        --           --

Common stock
 issued for
 cash and
 inventory
 credit at
 $1.06 per
 share                469,275           5     499,995         --        500,000

Net loss for
 the period              --          --          --       (151,628)    (151,628)
                    ---------   ---------   ---------    ---------    ---------

Balance
 January 31,
 2002               6,491,000          65   $ 642,070    $(771,415)   $(129,280)
                    =========   =========   =========    =========    =========


          See accompanying summary of accountung policies and notes to financial statements.
                                       F-5

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year           Year
                                                        Ended          Ended
                                                     January 31,    January 31,
                                                         2002           2001
                                                     -----------    -----------

Cash flows from
 operating
 activities:
 Net loss                                            $  (151,628)   $  (394,873)
 Adjustments to
  reconcile net loss
  to net cash used
  in operating
  activities:
  Amortization                                             6,286          6,297
  Depreciation                                            14,739         11,111
  Contributed
   services                                               20,000         20,000
 Changes in assets
  and liabilities:
  Accounts receivable                                    (15,343)       (23,408)
  Inventory                                             (118,828)      (119,289)
  Inventory credit note                                 (199,535)          --
  Prepaid expenses                                         4,435        (12,145)
  Accounts payable                                       (99,812)       194,572
  Accrued interest                                        55,833         51,809
                                                     -----------    -----------

Net cash used in
 operating
 activities                                             (483,853)      (265,926)
                                                     -----------    -----------

Cash flows from
 investing
 activities:
 Cash paid for
  equipment                                               (3,081)       (49,638)
                                                     -----------    -----------

Net cash used
 in investing
 activities                                               (3,081)       (49,638)
                                                     -----------    -----------






          See accompanying summary of accounting policies and notes to financial statements.
                                      F-6a

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)

Cash flows from
 financing
 activities:
 Borrowings under
  line of credit-
  related party                                             --          154,734
 Proceeds from
  note                                                      --          125,000
 Deferred stock
  offering costs                                            --           39,300
 Net proceeds from
  sale of common
  stock                                                  500,000           --
 Principal payments on note                               (4,998)          --
                                                     -----------    -----------

Net cash provided
 by financing
 activities                                              495,002        319,034
                                                     -----------    -----------

Net increase in cash                                       8,068          3,470

Cash, beginning of
 period                                                    3,822            352
                                                     -----------    -----------

Cash, end of period                                  $    11,890          3,822
                                                     ===========    ===========

Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
  Interest                                           $      --      $      --
  Income taxes                                       $      --      $
                                                     ===========    ===========







          See accompanying summary of accounting policies and notes to financial statements.
                                      F-6b

                           EXHAUST TECHNOLOGIES, INC.


                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2002 and 2001

Nature of Business

Exhaust Technologies, Inc. ("Exhaust Technologies" or "the Company") is an enterprise which holds exclusive manufacturing, developing, and marketing rights in the United States for the Turbolator, a tube-housing designed for installation on vehicles to regulate exhaust flow from the engine, and for the Pneumatic Hand Tool Exhaust Muffler ("PHTEM"), a noise muffling system installed on pneumatic wrenches which can reduce the sound levels and remove contaminates from the exhaust air before discharging into the atmosphere. The Company was incorporated pursuant to the laws of the State of Washington in July 1998. The Company's fiscal year end is January 31.

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

                           EXHAUST TECHNOLOGIES, INC.

  SUMMARY OF ACCOUNTING POLICIES For the Years Ended January 31, 2002 and 2001
                                   (Continued)

Deferred Stock Offering Costs

In conjunction with the Company's registration statement to sell shares of the Company's common stock and common stock purchase warrants, certain costs and fees were capitalized. The registration statement was terminated in April, 2001 and the deferred stock offering costs were written off at January 31, 2001.

Patents and Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight-line method of amortization over five years, the estimated useful lives of the patents.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future undiscounted cash flows.

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

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2002 and 2001
                                   (Continued)


Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, advances to affiliate, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2002 and 2001.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had no dilutive potential common stock at January 31, 2002 and 2001 and therefore, basic and diluted EPS are the same in each period.

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Year Ended January 31, 2002 and 2001
                                   (Concluded)



New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 which will not have a material impact on the financial statements of the Company at January 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at January 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2002 and 2001
                                   (Continued)

requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On January 31, 2002, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is not expected to effect the results of operations. The Company is currently evaluating the impact of the transitional provisions of the statement.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.


Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 130"), "Sccounting for Derivative Instruments and Hedging Activities, " as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2002 and 2001
                                   (Concluded)

as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At January 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

                           EXHAUST TECHNOLOGIES, INC.

 NOTES TO THE FINANCIAL STATEMENTS For the Years Ended January31, 2002 and 2001


1.    Going Concern

The Company has incurred losses since inception. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product, sales have not been sufficient to pay expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

2.    Equipment

Major classes of equipment consist of the following:

                                  January 31,     January 31,
                                     2002            2001
                                  -----------     -----------

Equipment                         $   154,620     $   151,539

Less accumulated depreciation          32,565          17,826
                                   ----------      ----------

Net equipment                      $  122,055     $   133,713
                                   ==========      ==========


3.    Licenses and Patents

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

                           EXHAUST TECHNOLOGIES, INC.

 NOTES TO THE FINANCIAL STATEMENTS For the Years Ended January 31, 2002 and 2001
                                   (Continued)


4.    Related Party Transactions


The Company has a line of credit with the Company's president which allows for borrowings up to $700,000. Borrowings under the line of credit are unsecured. Outstanding borrowings under the line of credit accrue interest at 11% and mature May 25, 2003. At January 31, 2002 and 2001, the Company was indebted to Mr. Sterling in the amount of $500,000.

The  Company   utilizes  office  space  provided  by  the  president  and  major shareholder of the Company. The value of this space is not considered materially significant.


5.    Income Taxes


At January 31, 2002 and 2001, the Company had net deferred tax assets of approximately $262,000 and approximately $210,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at January 31, 2002 and 2001. The difference in the expected federal benefit and the actual tax benefit recorded is due to the increase in the valuation allowance.

At January 31, 2002, the Company has net operating loss carryforwards totaling approximately $770,000, which expire in the years 2019 through 2022.

                           EXHAUST TECHNOLOGIES, INC.

 NOTES TO THE FINANCIAL STATEMENTS For the Years Ended January 31, 2002 and 2001
                                   (Continued)


6.    Stock Offering

The Company entered into a letter of intent with an underwriter pursuant to which the underwriter agreed to sell, on a best efforts basis up to 550,000 units on the Company's common stock. The underwriting was terminated by mutual agreement in April, 2001.

7.    Short-term Note Payable

On January 17, 2001 the Company entered into a loan agreement with U.S. Bank for $125,000. This loan bears interest at prime plus 1.5% and is due on December 31,, 2002. The loan is co-signed by the president and major shareholder of the Company. Collateral for the loan includes real estate owned by the president.

8.    License Agreements

In 2001, the Company entered into two separate agreements licensing rights to their patents. The licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company including a minimum royalty due annually. The Company has also retained the right to produce and sell its products in the United States and Canada under its branded trademark.

9.    Common Stock

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

                           EXHAUST TECHNOLOGIES, INC.

 NOTES TO THE FINANCIAL STATEMENTS For the Years Ended January 31, 2002 and 2001
                                   (Concluded)


10.    Prior Development Stage

The Company was formed on July 21, 1998, and was in the development stage through January 31, 2001. The year ending January 31, 2002 is the first year during which it is considered an operating company.