Form 10QSB
period 2002-04-30
EXHAUST TECHNOLOGIES INC
filed 2002-06-11
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2002
                               --------------------


                                       OR


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                To
                         ----------------  ----------------

Commission file number       000-25875
                          --------------



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of May 25, 2002 there were 6,491,000 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                YES ( )  NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                      For the Quarter Ended April 30, 2002


                                      INDEX


                                                                            Page
                                                                            ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
               January 31, 2002 balance sheet):

             - Balance Sheets - April 30, 2002 and
                               January 31, 2002                              3-4

             - Statements of Income (Loss) - Three
               months ended April 30, 2002
               and 2001                                                      5-6

             - Statements of Cash Flows - Three months
               ended April 30, 2002 and 2001                                 7-8
             - Notes To Financial Statements                                9-10


      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                      11-13


PART II - Other Information                                                   14

Part I - Financial Information
Item 1 - Financial Statements


                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ==============================



                                                         April       January
                                                       30, 2002         31,
                                                     (Unaudited)       2002
                                                     -----------    -----------


     ASSETS (Note 2)
     ------

CURRENT:
  Cash                                               $       382    $    11,890
  Accounts receivable, less $-0-
   and $4,256 allowance for doubtful
   accounts                                               48,322         22,986
  Accounts receivable-related party                       28,856         15,765
  Inventory                                              411,373        346,662
  Inventory credit note                                   94,824        199,535
  Prepaid expenses                                         3,084          7,710
                                                     -----------    -----------
         TOTAL CURRENT ASSETS                            586,841        604,548


EQUIPMENT, net of accumulated
  depreciation of $36,315 and $32,565                    119,612        122,055


LICENSES, net of accumulated
  amortization of $22,030 and $20,455                      9,404         10,979
                                                     -----------    -----------



                                                     $   715,857    $   737,582
                                                     ===========    ===========






       (See notes to interim financial statements.)

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ===============================








     LIABILITIES AND STOCKHOLDERS' DEFICIT
     -------------------------------------


CURRENT:
  Note payable                                       $    90,002    $   120,002
  Accounts payable                                        27,571        129,715
  Accrued interest-related party                         130,895        117,145
  Line of credit-related party                           500,000        500,000
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       748,468        866,862
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,491,000 shares
    outstanding                                               65             65
  Additional paid-in capital                             642,070        642,070
  Deficit                                               (674,746)      (771,415)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' DEFICIT                     (32,611)      (129,280)
                                                     -----------    -----------


                                                     $   715,857    $   737,582
                                                     ===========    ===========



                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            ========================

                                                            Three        Three
                                                           Months       Months
                                                            Ended        Ended
                                                            April        April
                                                             30,          30,
                                                            2002         2001
                                                         ---------    ---------

SALES                                                    $  68,168    $ 117,844

COST OF SALES                                               52,010       74,032
                                                         ---------    ---------

    Gross profit                                            16,158       43,812

ROYALTY INCOME                                             149,983         --
                                                         ---------    ---------

    Net Revenue                                            166,141       43,812
                                                         ---------    ---------

OPERATING EXPENSES:
 Professional services                                      15,672       26,700
 Research and development                                   11,805        4,982
 Advertising                                                 4,477        4,012
 Office expense                                              8,307        3,136
 Compensation                                               11,730       16,730
 Amortization                                                1,575        1,574
 Management fees                                            24,000         --
 Rent                                                        9,000         --
 Travel and entertainment                                    6,148        4,649
 Supplies                                                      545       10,114
 Repairs                                                     4,220          282
 Insurance                                                   4,626        7,287
 Commissions                                                  --         11,858
                                                         ---------    ---------

Total operating expenses                                   102,105       91,324
                                                         ---------    ---------

Income (loss) from operations                               64,036      (47,512)
                                                         ---------    ---------

Other income (expense):
 Miscellaneous income                                       48,056         --
 Interest expense                                          (15,423)     (14,375)
                                                         ---------    ---------

    Total other income (expense)                            32,633      (14,375)
                                                         ---------    ---------




                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            ========================

Net income (loss)
 before tax                                                 96,669      (61,887)
Income taxes                                                  --           --
                                                        ----------   ----------

Net income (loss)                                       $   96,669   $  (61,887)
                                                        ==========   ==========



Net loss per share-
 basic and diluted                                      $     0.01   $    (0.01)
                                                        ==========   ==========


Weighted average
 number of shares
 outstanding-
 basic and diluted                                       6,491,000    4 692,750
                                                        ==========   ==========




                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                           ===========================


                                                           Three        Three
                                                           Months       Months
                                                           Ended        Ended
                                                         April 30,    April 30,
                                                           2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
 Net income (loss)                                       $  96,669    $ (61,887)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                             5,325        5,193
   Contributed services                                       --          5,000
   Issuance of common
    stock for note
    receivable                                                --        300,000
 Changes in assets and
  liabilities:
   Accounts receivable                                     (38,427)     (34,460)
   Accounts payable                                       (102,144)      20,791
   Inventory                                               (64,711)    (152,052)
   Inventory credit note                                   104,711     (300,000)
   Prepaid expenses                                          4,626        7,287
   Accrued interest                                         13,750       14,375
                                                         ---------    ---------

Net cash provided by (used in)
 operating activities                                       19,799     (195,753)
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (1,307)      (4,223)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (1,307)      (4,223)
                                                         ---------    ---------


                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                       ==================================


                                                           Three        Three
                                                           Months       Months
                                                           Ended        Ended
                                                         April 30,    April 30,
                                                           2002         2001
                                                         ---------    ---------


Cash flows from
 financing activities:
 Net proceeds from
  sale of common stock                                        --        200,000
 Principal payments on note                                (30,000)        --
                                                         ---------    ---------

Net cash provided by (used in)
 financing activities                                      (30,000)     200,000
                                                         ---------    ---------

Net increase
(decrease) in cash                                         (11,508)          24

Cash, beginning of
 period                                                     11,890        3,822
                                                         ---------    ---------

Cash, end of period                                      $     382    $   3,846
                                                         =========    =========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                               $    --      $    --
                                                         =========    =========

  Income Taxes                                           $    --      $    --
                                                         =========    =========

Non-Cash Financing
 Activities:
 Common stock for
  note receivable                                        $    --      $ 300,000
                                                         =========    =========



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

Operating results for the three-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2.   GOING CONCERN

Prior to the three months ended April 30, 2002 the Company has incurred losses since inception totaling $674,746. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product and entered into license agreements, until the three months ended

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


April 30, 2002, sales and royalties have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2002 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. Management has commenced limited operations, sold license agreements and has found a limited number of companies to manufacture its products. Funds required to carry out management's plans are expected to be derived from future stock sales, borrowings from the Company's shareholders or sales of its products. There can be no assurances that the Company will be sucessful in executing its plans.

3.   STOCK OFFERING

The Company entered into a letter of intent with an underwriter pursuant to which the underwriter agreed to sell, on a best efforts basis, up to 550,000 units at a per unit price of $5.10. The underwriting was unsuccessful and terminated in April, 2001.


4.    REVENUE RECOGNITION

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 31, 1999. The Company adopted the principles specified in SAB 101, and accordingly, sales of product are recorded and customers are billed when products are shipped to customers under firm, enforceable commitments and collectibility is reasonably assured. Estimated amounts for reserves for sales returns, provision for customer rebates and discounts and a provision for an allowance for bad debts are recorded at the time of sale and based on management's estimates using reasonable assumptions. Revenue recognition from royalty payments based upon licensing agreements will be recognized when the royalties are received, or when a reasonable estimate of royalties due under the licensing agreements can be made. Non-refundable royalties paid in advance under minimum guarantee clauses of the licensing agreements are considered revenue in the period they are received.

                           EXHAUST TECHNOLOGIES, INC.


5.   LICENSE AGREEMENTS

During the quarter ended October 31, 2001, the Company entered into two separate agreements licensing rights to their patents. The terms of the licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company with certain minimum advance royalties due quarterly and annually. The Company has also retained the right to produce and sell its products in the United States and Canada under their branded trademark.


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

                           EXHAUST TECHNOLOGIES, INC.


We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital through the sale of stock, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At April 30, 2002, we owed Mr. Sterling $500,000 on an unsecured note. We believe that we will need to raise at least $750,000 from operations, stock sales and/or borrowings in order to maintain operations during the next twelve months.

The Company does not anticipate spending monies for capital expenditures.

The research and development is expected to continue as the Company is continually trying to adapt its muffler to products currently on the market.


Three Months Ended April 30, 2002 (Unaudited) compared to the Three Months Ended
--------------------------------------------------------------------------------
April 30, 2001 (Unaudited)
--------------------------


During the three months ended April 30, 2002 the Company recognized net revenue in the first quarter of fiscal 2002 of approximately $166,000 as compared to $44,000 for the same period of the prior fiscal year. The increase in sales is the result of our products reaching a larger market due to marketing efforts and the collection of advance royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended April 30, 2002 to approximately $102,000 from approximately $91,000 for the same three-month period in 2001. The increase of $11,000 was due to decreases in professional development of approximately $11,000 due to reduced legal fees as the patent applications have been completed, increases in reasearch and development of approximately $7,000 as the Company continues to apply its patented muffler to other products on the market, decreases in commissions of approximately $12,000 because the Company is no longer bound to a commission agreement and administrative expenses increased $27,000 as a result of inreased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest increased approximately $1,000 as a result of borrowings from the Company president. Other income increased approximately $48,000 as the Company took advantage of a discount offered by its former accountants on prior professional fees.

                           EXHAUST TECHNOLOGIES, INC.


Net Loss
--------

Primarily as a result of the foregoing factors, the Company's net income was approximately $97,000 for the three months ended April 30, 2002 as compared to a net loss of approximately $62,000 for the three months ended April 30, 2001.


Financial Conditions and Liquidity
----------------------------------

At April 30, 2002, the Company had $382 of cash. For the three months ended April 30, 2002, the Company received approximately $68,000 from product sales, approximately $150,000 in advance royalty payments and approximately $48,000 from discounting a previously expensed vendors bill. The Company expended approximately $118,000 for the three months ended April 30, 2002 to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from future stock sales, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

                           EXHAUST TECHNOLOGIES, INC.



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended April 30, 2002.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended April 30, 2002, the Company did not file any reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of June, 2002.



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