Form 10QSB
period 2002-07-31
EXHAUST TECHNOLOGIES INC
filed 2002-09-13
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2002
                               -------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of September 4, 2002 there were 6,730,825 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                          YES ( )  NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                    For the Quarter Ended September 30, 2002






                                      INDEX


                                                                            Page
                                                                            ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the January 31, 2002 balance sheet):

             - Balance Sheets - July 31, 2002 and
               January 31, 2002                                              3-4

             - Statements of Income (Loss) - Three
               months and six months ended July 31,
               2002 and 2001                                                 5-6

             - Statements of Cash Flows - Six months
               ended July 31, 2002 and 2001                                  7-8
             - Notes To Financial Statements                                9-10


      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                      11-13


PART II - Other Information                                                   14

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ==============================



                                                          July         January
                                                        31, 2002          31,
                                                      (Unaudited)        2002
                                                      -----------    -----------


     ASSETS (Note 2)
     ------

CURRENT:
  Cash                                                $    61,329    $    11,890
  Accounts receivable, less $-0-
   and $4,256 allowance for doubtful
   accounts                                                40,748         22,986
  Accounts receivable-related party                        39,087         15,765
  Inventory                                               467,464        346,662
  Inventory credit note                                    23,392        199,535
  Prepaid expenses                                         10,989          7,710
                                                      -----------    -----------
         TOTAL CURRENT ASSETS                             643,009        604,548


EQUIPMENT, net of accumulated
  depreciation of $40,065 and $32,565                     118,554        122,055


LICENSES, net of accumulated
  amortization of $23,605 and $20,455                       7,829         10,979
                                                      -----------    -----------



                                                      $   769,392    $   737,582
                                                      ===========    ===========








                  (See notes to interim financial statements.)

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                         ===============================





                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT:
  Note payable                                       $    60,000    $   120,002
  Accounts payable                                        20,042        129,715
  Accrued interest-related party                         144,645        117,145
  Line of credit-related party                           500,000        500,000
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       724,687        866,862
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,730,825 and 6,491,000 shares
    outstanding, respectively                                 67             65
  Additional paid-in capital                             672,068        642,070
  Deficit                                               (627,430)      (771,415)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY
             (DEFICIT)                                    44,705       (129,280)
                                                     -----------    -----------


                                                     $   769,392    $   737,582
                                                     ===========    ===========








                 (See notes to interim financial statements)
                                      -4-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited


                                                            Six          Six
                                                           Months       Months
                                                           Ended        Ended
                                                          July 31,     July 31,
                                                           2002         2001
                                                         ---------    ---------

Cash flows from
operating activities:
Net income (loss)                                        $ 143,985    $(108,540)
Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                            10,650       10,387
   Contributed services                                       --         10,000
   Issuance of common
    stock for note
    receivable                                                --        300,000
 Changes in assets and
  liabilities:
   Accounts receivable                                     (41,084)    (103,189)
   Accounts payable                                       (109,673)      15,782
   Inventory                                              (120,802)    (117,966)
   Inventory credit note                                   176,143     (236,360)
   Prepaid expenses                                         (3,279)       5,166
   Accrued interest                                         27,500       28,750
                                                         ---------    ---------

Net cash provided by (used in)
 operating activities                                       83,440     (195,970)
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (3,999)      (4,223)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (3,999)      (4,223)
                                                         ---------    ---------







                   (See notes to interim financial statements)
                                       -7-

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                       ==================================


                                                            Six           Six
                                                           Months        Months
                                                           Ended         Ended
                                                          July 31,     July 31,
                                                            2002        2001
                                                         ---------    ---------


Cash flows from
 financing activities:
 Net proceeds from
  sale of common stock                                      30,000      200,000
 Principal payments on note                                (60,002)        --
                                                         ---------    ---------

Net cash provided by (used in)
 financing activities                                      (30,002)     200,000
                                                         ---------    ---------

Net increase
(decrease) in cash                                          49,439         (193)

Cash, beginning of
 period                                                     11,890        3,822
                                                         ---------    ---------

Cash, end of period                                      $  61,329    $   3,629
                                                         =========    =========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                               $   2,936    $    --
                                                         =========    =========

  Income Taxes                                           $    --      $    --
                                                         =========    =========

Non-Cash Financing
 Activities:
 Common stock for
  note receivable                                        $    --      $ 300,000
                                                         =========    =========







                   (See notes to interim financial statements)
                                       -8-

                           EXHAUST TECHNOLOGIES, INC.

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

Operating results for the three-month and six month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2. GOING  CONCERN

Prior to the three months ended July 31, 2002 the Company has incurred losses since inception totaling $674,746. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product and entered into license agreements, until the six months ended July 31, 2002, sales and royalties have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2002 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

6.       STOCK ISSUANCES

During the quarter ending July 31, 2002, the Company issued 60,000 shares of common stock for cash at $0.50 per share. Also during this period, the Company issued 179,825 shares of common stock at par value as a subsequent price adjustment related to an original stock issuance in April 2001 whereby the Company issued 469,275 shares of common stock for $500,000 of cash and inventory credit.

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

                           EXHAUST TECHNOLOGIES, INC.

Plan of Operation
-----------------

The Company is attempting to increase our customer base through advertising and marketing and aggressively promote all our products.

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital royalty receipts, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At July 31, 2002, we owed Mr. Sterling $500,000 on an unsecured note. We believe that we will need to raise at least $750,000 from operations and/or borrowings in order to maintain operations during the next twelve months.

The Company does not anticipate spending monies for capital expenditures.

The research and development is expected to continue as the Company is continually trying to adapt its muffler to products currently on the market.


Three  Months and Six Months  Ended July 31,  2002  (Unaudited)  compared to the
--------------------------------------------------------------------------------
Three Months and Six Months Ended July 31, 2001
-----------------------------------------------
(Unaudited)
-----------


During the three months ended July 31, 2002 the Company recognized net revenue in the second quarter of fiscal 2002 of approximately $123,000 as compared to $23,000 for the same period of the prior fiscal year and approximately $289,000 for the six months ended July 31, 2002 as compared to $67,000 for the same period of the prior year. The increase in sales is the result of our products reaching a larger market due to marketing efforts and the collection of advance royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended July 31, 2002 to approximately $84,000 from approximately $49,000 for the same three-month period in 2001. The increase of $35,000 was due to decreases in professional services of approximately $23,000 due to reduced legal fees as the patent applications have been completed, increases in research and development of approximately $8,000 as the Company continues to apply its patented muffler to other products on the market, decreases in commissions of approximately $4,000 because the Company is no longer bound to a commission agreement and administrative expenses increased $54,000 as a result of increased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest decreased approximately $6,000 as a result of decreases in interest rates. Other income increased approximately $23,000 as the Company received reimbursement by its supplier for past warranty costs.

                           EXHAUST TECHNOLOGIES, INC.


For the six months ended July 31, 2002, operating expenses increased approximately $46,000 for the same six month period of last year as a result of decreases in professional development of approximately $34,000 due to reduced legal fees as the patent applications have been completed, increases in research and development of approximately $15,000 due to continual efforts to apply the patented muffler to new products, decreases in commissions of approximately $15,000 because of the elimination of the commission agreement and increases in administrative expenses of approximately $80,000 as the Company increases its sales operations and supports its royalty agreements. Additionally, interest decreased approximately $5,000 because of interest rate declines. Other income increased approximately $71,000 due to warranty reimbursements of approximately $23,000 and the discount of prior accounting fees.

Net Income (Loss)
-----------------

Primarily as a result of the foregoing factors, the Company's net income was approximately $47,000 compared to a net loss of $47,000 for the three months ended July 31, 2002 and 2001, respectively and a net income of approximately $144,000 compared to a net loss of approximately $108,000 for the six months ended July 31, 2002 and 2001, respectively.


Financial Conditions and Liquidity
----------------------------------

At July 31, 2002, the Company had approximately $61,000 of cash. For the six months ended July 31, 2002, the Company received approximately $105,000 from collections of product sales and approximately $250,000 in advance royalty payments. The Company expended approximately $306,000 for the six months ended July 31, 2002, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from royalty receipts, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended July 31, 2002.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended July 31, 2002, the Company did not file any reports on Form 8-K.

                              SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of September, 2002.



                             EXHAUST TECHNOLOGIES, INC.



                                 /s/  Robert E. Sterling
                                 ----------------------------
                                      Robert E. Sterling
                                      President


                                 /s/  William A. Sutherland
                                 ----------------------------
                                      William A. Sutherland
                                      Chief Financial Officer