Form 10QSB/A
period 2002-07-31
EXHAUST TECHNOLOGIES INC
filed 2002-09-16
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                  Form 10-QSB/A


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

                       For the Quarter Ended July 31, 2002






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
                                                     ===========    ===========








                 (See notes to interim financial statements)
                                      -4-


                           EXHAUST TECHNOLOGIES, INC.
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                          =============================

                                    Three         Three           Six           Six
                                    Months        Months         Months        Months
                                    Ended         Ended          Ended         Ended
                                    July          July           July          July
                                     31,           31,            31,           31,
                                     2002          2001           2002          2001
                                 -----------   -----------    -----------   -----------

SALES                            $    78,256   $   189,817    $   146,424   $   307,661

COST OF SALES                         55,051       166,815        107,061       240,847
                                 -----------   -----------    -----------   -----------

   Gross profit                       23,205        23,002         39,363        66,814

ROYALTY INCOME                        99,983          --          249,966          --
                                 -----------   -----------    -----------   -----------

   Net Revenue                     1 123,188     1  23,002      1 289,329     1  66,814
                                 -----------   -----------    -----------   -----------

OPERATING EXPENSES:
 Professional services                 6,246        29,666         21,918        56,366
 Research and
  development                          8,052          (118)        19,857         4,864
 Advertising                           9,313         5,604         13,790         9,616
 Office expense                        8,792         3,350         17,099         6,487
 Compensation                         11,730        16,730         23,460        33,460
 Amortization                          1,575         1,574          3,150         3,147
 Management fees                      24,000          --           48,000          --
 Rent                                  9,000          --           18,000          --
 Travel                                  419         1,177          6,567         5,826
 Dues and subscriptions                 --             275           --             275
 Supplies                                361         1,547            906        11,661
 Repairs                                 806           888          5,026         1,170
 Insurance                             4,083       (15,865)         8,709        (8,578)
 Commissions                            --           3,905           --          15,763
                                 -----------   -----------    -----------   -----------

Total operating expenses              84,377        48,733        186,482       140,057
                                 -----------   -----------    -----------   -----------




                   (See notes to interim financial statements)
                                       -5-


                           EXHAUST TECHNOLOGIES, INC.
                               STATEMENTS OF LOSS
                                   (Unaudited)
                          ============================


                                  Three          Three           Six           Six
                                  Months         Months         Months        Months
                                  Ended          Ended          Ended         Ended
                                  July           July           July          July
                                   31,            31,            31,           31,
                                   2002           2001           2002          2001
                               -----------    -----------    -----------    -----------

Income (Loss) from operation        38,811        (25,731)       102,847        (73,243)

Other income (expense):
 Miscellaneous income               23,518           --           71,574           --
 Interest expense                  (15,013)       (20,922)       (30,436)       (35,297)
                               -----------    -----------    -----------    -----------

    Total other income
     (expense)                       8,505        (20,922)        41,138        (35,297)
                               -----------    -----------    -----------    -----------

Net income (loss)              $    47,316    $   (46,653)   $   143,985    $  (108,540)
                               ===========    ===========    ===========    -----------

Net loss per share-
 basic and diluted             $      0.01    $     (0.01)   $      0.02    $     (0.02)
                               ===========    ===========    ===========    ===========


Weighted average
 number of shares
 outstanding-
 basic and diluted               6,610,912      6,491,000      6,530,971      5,591,875
                               ===========    ===========    ===========    ===========



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