Form 10QSB
period 2002-10-31
EXHAUST TECHNOLOGIES INC
filed 2002-12-16
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 2002
                               ----------------------

                                       OR


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                To
                          --------------    --------------

Commission file number    000-25875
                       ---------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of November 29, 2002 there were 6,730,825 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one)
                                                YES ( )  NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                     For the Quarter Ended October 31, 2002






                                      INDEX


                                                                            Page
                                                                            ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
                January 31, 2002 balance sheet):

             - Balance Sheets - October 31, 2002 and
               January 31, 2002                                              3-4

             - Statements of Income (Loss) - Three
               months and nine months ended October 31,
               2002 and 2001                                                 5-7

             - Statements of Cash Flows - Nine months
               ended October 31, 2002 and 2001                               8-9

             - Notes To Financial Statements                               10-11

      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                      12-14


PART II - Other Information                                                   15

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           ==========================





                                                     October           January
                                                    31, 2002              31,
                                                   (Unaudited)           2002
                                                   -----------       -----------


     ASSETS
     ------

CURRENT:
  Cash                                             $    78,704       $    11,890
  Accounts receivable, less $-0-
   and $4,256 allowance for doubtful
   accounts                                             91,771            22,986
  Accounts receivable-related party                     11,492            15,765
  Inventory                                            372,743           346,662
  Inventory credit note                                106,716           199,535
  Prepaid expenses                                       7,992             7,710
                                                   -----------       -----------

         TOTAL CURRENT ASSETS                          669,418           604,548


EQUIPMENT, net of accumulated
  depreciation of $43,815 and $32,565              111114,804        111122,055


LICENSES, net of accumulated
  amortization of $25,180 and $20,455                    6,254            10,979
                                                   -----------       -----------





         TOTAL ASSETS                              $   790,476       $   737,582
                                                   ===========       ===========


















                  (See notes to interim financial statements.)

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           ==========================


                                                        October       January
                                                       31, 2002          31,
                                                     (Unaudited)        2002
                                                     -----------    -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------


CURRENT:
  Note payable                                       $    30,000    $   120,002
  Accounts payable                                         6,227        129,715
  Accrued interest-related party                         158,395        117,145
  Line of credit-related party                           500,000        500,000
                                                     -----------    -----------


         TOTAL CURRENT LIABILITIES                       694,622        866,862
                                                     -----------    -----------


Committments and Contingencies                              --             --
                                                     -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    6,730,825 and 6,491,000 shares
    outstanding, respectively                                 67             65
  Additional paid-in capital                             672,068        642,070
  Accumulated deficit                                   (576,281)      (771,415)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)                                        95,854       (129,280)
                                                     -----------    -----------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY
         (DEFICIT)                                   $   790,476    $   737,582
                                                     ===========    ===========




















                   (See notes to interim financial statements)


                           EXHAUST TECHNOLOGIES, INC.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                           ===========================



                                      Three         Three           Nine          Nine
                                      Months        Months         Months        Months
                                      Ended         Ended          Ended         Ended
                                     October       October        October       October
                                       31,           31,            31,           31,
                                      2002          2001           2002          2001
                                   ----------    ----------     ----------    ----------

SALES AND OTHER REVENUE:
  Sales of product                 $  215,478    $    9,662     $  361,902    $  317,323
  Royalty income                      125,000          --          374,966          --
                                   ----------    ----------     ----------    ----------

   Total revenue                      340,478         9,662        736,868       317,323

COST OF SALES                         163,178        32,322        270,239       273,169
                                   ----------    ----------     ----------    ----------

   Gross profit                       177,300       (22,660)       466,629        44,154
                                   ----------    ----------     ----------    ----------
OPERATING EXPENSES:
 Professional services                  4,989        17,496         26,907        73,862
 Research and
  development                           4,230         1,683         24,087         6,547
 Advertising                           32,894         7,892         46,684        17,508
 Office expense                        12,335         2,846         29,434         9,333
 Compensation                          20,730        16,730         44,190        50,190
 Amortization                           1,575         1,575          4,725         4,722
 Management fees                       24,000          --           72,000          --

 Rent                                   9,000          --           27,000          --
 Travel                                   697           780          7,264         6,606
 Dues and subscriptions                    68          --               68           275
 Supplies                                 718         1,852          1,624        13,513









                   (See notes to interim financial statements)



                           EXHAUST TECHNOLOGIES, INC.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                           ===========================



                                  Three          Three           Nine          Nine
                                  Months         Months         Months        Months
                                  Ended          Ended          Ended         Ended
                                 October        October        October       October
                                    31,            31,            31,            31,
                                   2002           2001           2002           2001
                               -----------    -----------    -----------    -----------

 Repairs                             3,146            953          8,172          2,123
 Insurance                          (2,778)         5,445          5,931         (3,133)
 Bad debts                            --            5,211           --            5,211
 Commissions                          --           (5,476)          --           10,287
                               -----------    -----------    -----------    -----------

Total operating expenses           111,604         56,987        298,086        197,044
                               -----------    -----------    -----------    -----------

Income (Loss) from operation        65,696        (79,647)       168,543       (152,890)

Other income (expense):
 Miscellaneous income                 --             --           71,574           --
 Interest expense                  (14,547)       (16,872)       (44,983)       (52,169)
                               -----------    -----------    -----------    -----------

    Total other income

     (expense)                     (14,547)       (16,872)        26,591        (52,169)
                               -----------    -----------    -----------    -----------

Net income (loss)
 before taxes                       51,149        (96,519)       195,134       (205,059)

Income taxes                          --             --             --             --
                               -----------    -----------    -----------    -----------

Net income (loss)              $    51,149    $   (96,519)   $   195,134    $  (205,059)
                               ===========    ===========    ===========    ===========




                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                           ===========================


                             Three         Three          Nine          Nine
                             Months        Months        Months        Months
                             Ended         Ended         Ended         Ended
                            October       October       October       October
                               31,           31,           31,           31,
                              2002          2001          2002          2001
                          -----------   -----------   -----------   -----------




Net loss per share-
 basic and diluted        $    0.01     $     (0.01)  $      0.03   $     (0.03)
                          ===========   ===========   ===========   ===========

Weighted average
 number of shares
 outstanding-
 basic and diluted          6,730,825     6,491,000     6,650,883     5,891,583
                          ===========   ===========   ===========   ===========
























       (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                           ===========================


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                     October 31,    October 31,
                                                         2002           2001
                                                     -----------    -----------

Cash flows from
 operating activities:
 Net income (loss)                                   $   195,134    $  (205,059)
 Adjustments to
  reconcile net loss
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                          15,975         15,581
   Contributed services                                     --           15,000
   Issuance of common
    stock for note
    receivable                                              --          300,000
 Changes in assets and
  liabilities:
   Accounts receivable                                   (64,512)       (27,595)
   Accounts payable                                     (123,488)        30,669
   Inventory                                             (26,081)      (166,923)
   Inventory credit note                                  92,819       (201,385)
   Prepaid expenses                                         (282)           (23)
   Accrued interest                                       41,250         43,125
                                                     -----------    -----------
Net cash provided by (used in)
 operating activities                                    130,815       (196,610)
                                                     -----------    -----------
Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                           (3,999)        (4,223)
                                                     -----------    -----------
Net cash used in
 investing activities                                     (3,999)        (4,223)
                                                     -----------    -----------









                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                           ===========================


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                     October 31,    October 31,
                                                         2002           2001
                                                     -----------    -----------

Cash flows from
 financing activities:
 Net proceeds from
  sale of common stock                                    30,000        200,000
 Principal payments on note                              (90,002)          --
                                                     -----------    -----------
Net cash provided by (used in)
 financing activities                                    (60,002)       200,000
                                                     -----------    -----------

Net increase
(decrease) in cash                                        66,814           (833)


Cash, beginning of
 period                                                   11,890          3,822
                                                     -----------    -----------

Cash, end of period                                  $    78,704    $     2,989
                                                     ===========    ===========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                           $     3,733    $      --
                                                     ===========    ===========

  Income Taxes                                       $      --      $      --
                                                     ===========    ===========

Non-Cash Financing
 Activities:
 Common stock for
  note receivable                                    $      --      $   300,000
                                                     ===========    ===========











        (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================

1.       BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2002. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

The Company has been in the development stage since its inception. The year beginning February 1, 2001 is the first year during which it is considered an operating company.

Operating results for the three-month and nine month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

2.       GOING CONCERN

Prior to the three months ended October 31, 2002 the Company has incurred losses since inception totaling $627,430. In addition, the Company has a working capital deficiency, limited revenues to date and a product for which market acceptance remains generally untested. While the Company has commenced selling its product and entered into license agreements, until the nine months ended October 31, 2002, sales and royalties have not been sufficient to pay expenses. Primarily as a result of these factors, the Company's independent certified public accountants included an explanatory paragraph in their report on the Company's 2002 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. Management of the Company has undertaken certain

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================

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

5.       LICENSE AGREEMENTS

During the quarter ended October 31, 2001, the Company entered into two separate agreements licensing rights to its patents. The terms of the licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company with certain minimum royalties due quarterly and annually. The Company has also retained the right to produce and sell its products in the United States and Canada under their branded trademark.

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

                           EXHAUST TECHNOLOGIES, INC.

Plan of Operation
-----------------

The Company is attempting to increase its customer base through advertising and marketing and aggressively promote all our products.

We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we have to raise additional capital, royalty receipts, sales of our products or additional borrowings from a corporate officer. If these alternatives are unsuccessful, we may have to cease operations. At October 31, 2002, we owed Mr. Sterling $500,000 on an unsecured note. We believe that we will need to raise at least $750,000 from operations and/or borrowings in order to maintain operations during the next twelve months.

The Company does not anticipate spending monies for capital expenditures during the next twelve months.

The research and development is expected to continue as the Company is continually trying to adapt its muffler to products currently on the market.


Three Months and Nine Months Ended October 31, 2002 (Unaudited)  compared to the
--------------------------------------------------------------------------------
Three Months and Nine Months Ended October 31, 2001 (Unaudited)
---------------------------------------------------------------


During the three months ended October 31, 2002 the Company recognized net revenue in the third quarter of fiscal 2003 of approximately $177,000 as compared to $(23,000) for the same period of the prior fiscal year and approximately $466,000 for the nine months ended October 31, 2002 as compared to $44,000 for the same period of the prior year. The increase in net revenue is the result of our products reaching a larger market due to marketing efforts and the collection of royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended October 31, 2002 to approximately $111,000 from approximately $57,000 for the same three-month period in 2001. The increase of $54,000 was due to decreases in professional services of approximately $12,000 due to reduced legal fees as the patent applications have been completed, increases in research and development of approximately $2,000 as the Company continues to apply its patented muffler to other products on the market, increases in commissions of approximately $5,000 correcting prior period accruals and administrative expenses increased

                           EXHAUST TECHNOLOGIES, INC.


$59,000 as a result of increased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest decreased approximately $2,000 as a result of decreases in interest rates.

For the nine months ended October 31, 2002, operating expenses increased approximately $101,000 for the same nine month period of last year as a result of decreases in professional services of approximately $47,000 due to reduced legal fees as the patent applications have been completed, increases in research and development of approximately $18,000 due to continual efforts to apply the patented muffler to new products, decreases in commissions of approximately $10,000 because of the elimination of the commission agreement and increases in administrative expenses of approximately $140,000 as the Company increases its sales operations and supports its royalty agreements. Additionally, interest decreased approximately $7,000 because of interest rate declines. Other income increased approximately $71,000 due to warranty reimbursements of approximately $23,000 and the discount of prior accounting fees.

Net Income (Loss)
-----------------

Primarily as a result of the foregoing factors, the Company's net income was approximately $51,000 compared to a net loss of $96,000 for the three months ended October 31, 2002 and 2001, respectively and a net income of approximately $195,000 compared to a net loss of approximately $205,000 for the nine months ended October 31, 2002 and 2001, respectively.


Financial Conditions and Liquidity
----------------------------------

At October 31, 2002, the Company had approximately $78,000 of cash. For the nine months ended October 31, 2002, the Company received approximately $293,000 from collections of product sales and approximately $375,000 in royalty payments. The Company expended approximately $602,000 for the nine months ended October 31, 2002, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from royalty receipts, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended October 31, 2002.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended October 31, 2002, the Company did not file any reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of December, 2002.



                                                     EXHAUST TECHNOLOGIES, INC.


                                                      /s/  Robert E. Sterling
                                                     ---------------------------
                                                     Robert E. Sterling
                                                     Chief Executive Officer


                                                      /s/  William A. Sutherland
                                                     ---------------------------
                                                     William A. Sutherland
                                                     Secretary/Treasurer

                           CERTIFICATION


I, Robert E. Sterling, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Exhaust Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information related to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: December 14, 2002                                  /s/  Robert E. Sterling
                                                         -----------------------
                                                         Chief Executive Officer
                                                                   and
                                                         Chief Financial Officer