Form 10QSB/A
period 2002-10-31
EXHAUST TECHNOLOGIES INC
filed 2002-12-17
CIK 1067612

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

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           ==========================





                                                     October           January
                                                    31, 2002              31,
                                                   (Unaudited)           2002
                                                   -----------       -----------


     ASSETS
     ------

CURRENT:
  Cash                                             $    78,704       $    11,890
  Accounts receivable, less $-0-
   and $4,256 allowance for doubtful
   accounts                                             91,771            22,986
  Accounts receivable-related party                     11,492            15,765
  Inventory                                            372,743           346,662
  Inventory credit note                                106,716           199,535
  Prepaid expenses                                       7,992             7,710
                                                   -----------       -----------

         TOTAL CURRENT ASSETS                          669,418           604,548


EQUIPMENT, net of accumulated
  depreciation of $43,815 and $32,565                 114,804           122,055


LICENSES, net of accumulated
  amortization of $25,180 and $20,455                    6,254            10,979
                                                   -----------       -----------





         TOTAL ASSETS                              $   790,476       $   737,582
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