Form 10KSB
period 2003-01-31
EXHAUST TECHNOLOGIES INC
filed 2003-11-13
CIK 1067612

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended - January 31, 2003 OR

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [ ]

State Issuer's revenues for its most recent fiscal year.
January 31, 2003     $1,062,381

The aggregate market value of the registrant's voting common stock held by non-affiliates was $786,234 as of January 31, 2003 based on the average of the bid and ask prices quoted on the OTC Bulletin Board. There are 1,917,645 shares of common voting stock of the registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
         Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 3, 2003 - 7,230,825 shares of Common Stock

Documents Incorporated by Reference

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

Transitional Small Business Issuer Format
     YES [ ]      NO [X]

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

     On July 21, 1998, we entered into a Licensing Agreement with Robert Sterling, our President, and Matthew Sterling, the son of Robert Sterling for the licensing of the development, manufacturing and marketing of the Turbolator. Further, on the same date, we entered into a Licensing Agreement with Robert Sterling, for the development, manufacturing and marketing of the PHTEM. On April 30, 2001 the licensing rights territory was increased to include world wide rights.


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

     The Turbolator is designed for installation on all vehicles, with the exception of turbo-charged vehicles. It is composed of a spring butterfly valve mounted in a tube housing. The butterfly valve is regulated by a pre-loaded torsion spring. The tube housing or tip housing is installed directly behind the catalytic converter or directly behind the muffler. The Turbolator comes in five sizes which are six inches long with an 0utside diameter varying from 2 7/8 inches to 4 1/8 inches depending on the exhaust pipe size. Two Turbolators are installed for a vehicle equipped with dual exhausts.

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

     The Turbolator is currently being manufactured by a non- related company in Spokane, Washington. A completed unit is provided to us and we box the unit and ship it to customers.


Distribution

     The Company serves customers primarily through channels of distributors, dealers/tech reps, company direct sales and catalog distribution.

     Sales of PHTEM tools are made through distributors, who purchase the items from the Company and resell them to the end users. The Company is currently updating it's website to include a shopping cart for direct sales online. Sales of the Turbolator is on an as needed basis from the Company.


Marketing

     The Company markets its products to a wide variety of customers including repair facilities, manufacturing and assembly operations. The major challenges in these sectors include a highly competitive and cost conscious market. The company believes it is a competitive participant in the market for air tools.

     The Company is actively updating their marketing plan as new product is developed and enters the market. The Company markets it's products through advertising mediums such as magazine ads, trade show venues and through incentive advertising with catalog companies. The Company is currently in the process of updating it's website to include a shopping cart, catalog and more technical information for consumers to view online. A new marketing plan to introduce new product to the consumer this fall is currently in the works for new tools which will directly compete with the competition currently in the marketplace.


Licensing Agreements

     On August 31,2001, we entered into a non-exclusive licensing agreement with Double Dynasty Co., Ltd., a Taiwan trading and manufacturing company tp produce and use certain noise reduction rights that we own. The rights include the right to manufacture, use, market and sell our noise reduction rights worldwide, except the United States and Canada. For the year ended January 31, 2003 Double Dynasty was to pay a minimum annual royalty of $500,000 against 5% of gross sales. Double Dynasty sales did not exceed the minimum royalty for the year ended January 31, 2003. On February 1, 2003 the agreement was modified to a minumum annual royalty of $250,000 against 5% of gross sales. Double Dynasty may terminate the license upon 180 days written notice to us. We may terminate the license upon sixty days written notice if Double Dynasty fails to provide a royalty payment of more than $250,000 per year for any two consecutive years; if Double Dynasty defaults in making proper reports to us; and upon default by Double Dynasty. We may also terminate the license on thirty days written notice if Double Dynasty becomes bankrupt or insolvent. We are also obligated to indemnify Double Dynasty if Double Dynasty is sued as a result of a patent, proprietary right, or trademark infringement. Double Dynasty is obligated to indemnify us if we are sued as a result of Double Dynasty breaching any of the terms of the license.

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

Employees

     We have no full-time employees. See "Management."



ITEM 2. DESCRIPTION OF PROPERTIES.

      We own no real property.

     Our offices are located at 230 North Division, Spokane, Washington 99202. These are the offices of Robert Sterling, our President and major shareholder. On February 1, 2002, the Company began paying rent and related office expenses to Robert Sterling on an as needed basis and based on space required by the Company. At this time we have not made any plans to change office location.


ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to the shareholders during the fourth quarter, which ended January 31, 2003.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's stock trades on the NASD'S OTCBB under the symbol "EXHS". The Company began trading on the OTCBB on December 24, 2001. There has been limited trading activity and the trading price has ranged from $0.31 to $2.05.

     We have no outstanding options or warrants, or other securities convertible into, common equity. Of the shares of common stock outstanding as of May 3, 2003, 6,462,280 shares may only be resold in compliance with Rule 144 of the Securities Act of 1933 with the exception of the one year holding period contained therein.

     At January 31, 2003, there were 36 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us.

     We have not declared any cash dividends. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.


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

     Our plan and focus during the next twelve months include the following:

     1. Increase present sales and marketing efforts by our direct contact sales and the set-up of an internet shopping cart.

     2.   Create new product lines with our technology.

     3. Expand our worldwide market by introducing new products to our licensees.

     4.   Develop a warehousing network.


     The development and marketing of new automotive technology is capital intensive. We have funded operations to date from revenues, sale of common stock and advances made by our Chief Executive Officer through a line of credit agreement and other advances. We have utilized funds obtained to date for organizational purposes, complete certain research and development and inventory build-up for our marketing efforts. We will continue to conduct product research and development for new products.

     We do not currently intend to purchase a plant or to expend significant amounts for additional equipment in the next twelve months.

Sales and Other Revenue:

     For the year ended January 31, 2003 our sales and other revenue totaled approximately $1,062,000 as compared to approximately $517,000 for the year ended January 31, 2002 as a result of increased royalties because of new license agreements and increased sales because of sales effort and expanded customers.

Operating Expenses:

     For the year ended January 31, 2003 our operating expenses totaled approximately $412,000 as compared to approximately $273,000 for the year ended January 31, 2002. This increase of approximately $139,000 was primarily the result of 1) payments to Robert E. Sterling, President and majority stockholder, for management fees, rent and office expenses approximating $171,000, 2) an increase of approximately $15,000 in research and development costs in search of new products, 3) a decrease of approximately $46,000 in professional services because of a reduction in accounting fees, 4) an increase in travel expenses of approximately $11,000 primarily for shows displaying our products, 5) increases in repairs and maintenance of approximately $10,000 because of warranty claims and decreases in supplies and commissions of approximately $22,000.


Other Income (Expenses):

     Other income (expenses) consist of interest expense incurred by us on borrowings on the related party line of credit and bank loan. During the year ended January 31, 2003 we recognized interest expense of approximately $59,000 as compared to approximately $67,000 for the prior year primarily because the bank line of credit was paid off. Other income increased $36,000 because of an adjustment of prior accounting fees.

Net Income (Loss):

     Primarily as a result of the foregoing factors, our operating results improved from a net loss approximating $152,000 for the year ended January 31, 2002 to a net income approximating $210,000 for the year ended January 31, 2003. This increase of approximately $362,000 lead to a $0.05 increase in the income per share to $0.03 for the year ended January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition:

     For the year ended January 31, 2003 we used cash in operating activities of approximately $107,000 as compared to approximately $484,000 for the year ended January 31, 2002. This decrease in the cash used in operating activities was because of increased sales and other revenue. As of January 31, 2003 we had a cash balance of $60,193 in cash and cash equivalents.

     At January 31, 2003 we had a deferred tax asset of approximately $191,000. We do not believe that our present condition or past results makes it more likely than not that we will be able to realize the benefit of this deferred tax asset. As such, a valuation allowance has been established equal to the net deferred tax asset.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Financial Statements begin on the following page.

Exhaust Technologies, Inc.
Report of Independent Certified Public Accountant  .    .    .    . F-2
Balance Sheets .   .   .   .   .   .   .   .   .   .    .    .    . F-3
Statements of Loss .   .   .   .   .   .   .   .   .    .    .    . F-4
Statements of Changes in Stockholders' (Deficit) Equity .    .    . F-5
Statements of Cash Flows   .   .   .   .   .   .   .    .    .    . F-6
Summary of Accounting Policies .   .   .   .   .   .    .    .    . F-7 to F-11
Notes to Financial Statements  .   .   .   .   .   .    .    .    . F-12 to F-15

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) At its board meeting on April 9, 2003, the Board of Directors of the Registrant engaged Dan R. Harmon, C.P.A., P.S., as its independent auditor for 2003.

     (b) The accounting firm of Williams & Webster, P.S., Certified Public Accountants as dismissed. There were no disagreements with Williams & Webster, P.S. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

     (c) At its board meeting on May 7, 2001, the Board of Directors of the Registrant engaged Williams & Webster, P.S., Certified Public Accountants, as its independent auditor for 2001.

     (d) The accounting firm of BDO Seidman, LLP was dismissed. There were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

     (e) The former principal accountant's report on the Company's financial statements during the last two years contained no adverse opinions or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (f) During the last two fiscal years and during the subsequent interim periods, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.


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

                                   MANAGEMENT


     The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                   Age        Position

Robert E. Sterling     61         President and a member of the
                                  Board of Directors

Ronald L. Allen        63         Vice President and a member of
                                  the Board of Directors

William A. Sutherland  58         Secretary/Treasurer and a
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

Ronald L. Allen - Vice President and a member of the Board of
                  Directors.

     Mr. Allen, one of our founders, has been our Vice President and a member of the Board of Directors since our inception. Mr. Allen has been engaged in the commodity futures business since 1973 and owned Merchants Futures of the Northwest (1994 to 2002, a commodity brokerage company located in Spokane, Washington. Mr. Allen has served as an officer and director of the following publicly traded corporations: Gold Capital, Inc. (1983); Remco Enterprises, Inc.
(1978) and, Calco Enterprises, Inc. (1981).

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

Ronald L. Allen         50,000 shares for services as a director

William A. Sutherland   50,000 shares for services as a director

Matthew R. Sterling     100,000 shares for the Licensing
                        Agreement

Total 4,500,000 shares for Licensing Agreements and Services valued at $45,841

     We received cash advances under a line of credit totaling $500,000 from Robert Sterling. Outstanding borrowings under the line of credit accrue interest at 11% per annum and mature on May 25, 2003. The borrowings are unsecured. The line of credit was paid off on April 10, 2003.

     In April 2001, we sold 469,275 shares of common stock to Wang Wen Yuan, pursuant to Regulation S of the Securities Act of 1933 in consideration of $500,000, consisting of $200,000 in cash and the balance in the form of a Credit Note to be used against future inventory purchases. Wang Wen Yuan is related to a company that currently manufactures our air tools.

     In April 2001, we issued 1,063,180 shares of common stock to Robert Sterling, our president and 265,795 shares of common stock to Matthew Sterling, his son, in exchange for the expansion of the licensing rights territory to world-wide for the turbolator and PHTEM.

     In June 2002, we issued an additional 179,825 shares of common stock to Wang Wen Yuan adjusting the transaction previously entered into April 2001.

     In January 2003, we sold 500,000 shares of common stock to Wang Wen Yuan in exchange for a Credit Note to be used against future inventory purchases.

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


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth the compensation paid to our officers during fiscal 2003. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE [1]
(a)          (b)      (c)     (d)      (e)        (f)
                                              Restricted
                                              Stock Award(s), Securities
                                     Other    Underlying Options/
Name and                             Annual   SARs, All LTIP
Principal                            Compen-  Payouts, Other
Position     Year   Salary   Bonus   sation   Compensation

Robert E.    2003    -          -   168,000 [4]     -
 Sterling    2002  20,000 [3]   -      -            -
  President  2001  20,000 [3]   -      -            -
             2000  30,000 [3]   -    10,000 [2]     -
             1999    -          -      -            -
             1998    -          -      -            -

Ronald L.    2003    -          -      -            -
 Allen       2002    -          -      -            -
  Vice       2001    -          -      -            -
  President  2000    -          -    10,000 [2]     -
             1999    -          -      -            -
             1998    -          -      -            -

William A.   2003    -          -      -            -
 Sutherland  2002    -          -      -            -
  Secretary- 2001    -          -      -            -
  Treasurer  2000    -          -    10,000 [2]     -
             1999    -          -      -            -
             1998    -          -      -            -

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

[4] Represents management fees of $108,000, rent of $36,000 and office expense of $24,000 paid to a company owned by Robert E. Sterling.

     Thereare no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

     Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of shareholders or Directors. The statutory provision cited above also grants the power to the Company to purchase and maintain insurance which protects its Officers and Directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by the Company.nding shares of Common Stock (the "Principal Shareholders"); (2) each director and director nominee; (3) each named executive officer; and, (4) all directors and executive officers as a group. At May 3, 2003, the number of shares of common stock of the Company issued and outstanding was 7,230,825.

Name and Address
Beneficial                  Number of             Percentage
Owner  [1]                  Offering              of Ownership

Robert Sterling             5,213,180               72.10%
230 N. Division St.
Spokane, WA 99202

Wang Wen Yuan               1,149,100               15.89%
Keelung, Taiwan ROC

Matthew R. Sterling           295,795                4.09%
4821 North Larch Court
Spokane, WA 99216

Ronald Allen                   50,000                 .69%
3031 W. 22nd
Spokane, WA 99204

William Sutherland             50,000                 .69%
7202 S. Oak Road
Spokane, WA 99224

All Officers and
Directors as a Group
(3 Persons)                 5,313,180               73.48%


[1] The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. Sterling, Allen and Sutherland are the only "promoters" of our company.



                                     PART IV

ITEM 11.  EXHIBITS AND REPORTS ON FORM 8-K

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

     On April 23, 2003 the Company filed a Form 8-K terminating its relationship with its auditors Williams & Webster, P.S. There were no disputes with the auditors.

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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this day of November, 2003.


                                   EXHAUST TECHNOLOGIES, INC.
                                   (Registrant)



                                BY: /s/ Robert E. Sterling
                                   -----------------------------
                                   Robert E. Sterling, President


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this day of November, 2003.


SIGNATURES                     TITLE                DATE


 /s/ Robert E. Sterling       President, Chief      November 13, 2003
--------------------------    Executive Officer
Robert E. Sterling            and Member of the
                              Board of Directors



 /s/ Ronald L. Allen          Vice President and    November 13, 2003
--------------------------    Member of the Board
Ronald L. Allen               of Directors



 /s/ William A. Sutherland    Secretary/Treasurer   November 13, 2003
--------------------------    and Chief Financial
William A. Sutherland         Officer and Member
                              of the Board of
                              Directors

To the Board of Directors and Stockholders
Exhaust Technologies, Inc.
Spokane, WA



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



I have audited the accompanying balance sheet of Exhaust Technologies, Inc., a Washington corporation, as of January 31, 2003, and the related statements of operations, stockholders' equity / (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exhaust Technologies, Inc. as of January 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/Dan R. Harman, C.P.A.,P.S.
Spokane, Washington

June 17, 2003





                                      F-2a

To the Board of Directors and Stockholders
Exhaust Technologies, Inc.
Spokane, WA



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



We have audited the accompanying balance sheet of Exhaust Technologies, Inc., a state of Washington corporation, as of January 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exhaust Technologies, Inc. as of January 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in
Note 1, the Company has incurred a loss of $289,128 during the year ended January 31, 2002, which raises substantial doubt about their ability to continue




                                      F-2b
as a going  concern.  Management's  plans  are  also  discussed  in Note 1.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





/s/Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 4, 2002


































                                      F-2c

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                       January 31,   January 31,
                                                           2003          2002
                                                       -----------   -----------

                                     ASSETS
                                     ------

CURRENT ASSETS:
 Cash and cash equivalents                             $    60,193   $    11,890
 Accounts receivable, less allowance
  for doubtful accounts of $-0-
  and $4,256                                                78,442        22,986
 Accounts receivable-related party                            --          15,765
 Inventory                                                 405,889       346,662
 Inventory credit note                                     303,746       199,535
 Prepaid expenses                                            4,995         7,710
                                                       -----------   -----------

     TOTAL CURRENT ASSETS                                  853,265       604,548
                                                       -----------   -----------


EQUIPMENT                                                  159,203       154,620
 Less accumulated depreciation                              48,382        32,565
                                                       -----------   -----------

     TOTAL EQUIPMENT                                       110,821       122,055
                                                       -----------   -----------


OTHER ASSETS:
 Patents, net of accumulated
  amortization of $26,742 and
  $20,455 (Note 2)                                           4,692        10,979
                                                       -----------   -----------



                                                       $   968,778   $   737,582
                                                       ===========   ===========


          See accompanying summary of accounting policies and notes to financial statements.

                                      F-3a

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                     January 31,    January 31,
                                                        2003           2002
                                                     -----------    -----------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
 Note payable (Note 5)                               $      --      $   120,002
 Accounts payable                                         10,764        129,715
 Accrued interest                                         97,451        117,145
 Line of credit-related party
  (Note 3)                                                  --          500,000
 Current portion of long-term bank
  debt (Note 9)                                           97,702           --
                                                     -----------    -----------

     TOTAL CURRENT LIABILITIES                           205,917        866,862


LONG-TERM DEBT:
 Long-term portion of bank debt
  (Note 9)                                               402,298           --
                                                     -----------    -----------

     TOTAL LIABILITIES                                   608,215        866,862
                                                     -----------    -----------

Committments and contingencies
(Note 1)                                                    --             --
                                                     -----------    -----------



Stockholders' equity (deficit):
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  7,230,825 and 6,491,000 shares
  outstanding                                                 72             65
 Additional paid-in capital                              922,064        642,070
 Deficit                                                (561,573)      (771,415)
                                                     -----------    -----------

     Total stockholders' equity
     (deficit)                                           360,563       (129,280)
                                                     -----------    -----------


                                                     $   968,778    $   737,582
                                                     ===========    ===========


          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3b

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                         Year          Year
                                                        Ended         Ended
                                                     January 31,    January 31,
                                                         2003          2002
                                                     -----------    -----------

SALES AND OTHER REVENUE:
 Sales of product                                    $   562,415    $   366,767
 Royalty income                                          499,966        150,000
                                                     -----------    -----------

   Total revenue                                       1,062,381        516,767

Cost of sales                                            429,486        340,372
                                                     -----------    -----------

   Gross profit                                          632,895        176,395
                                                     -----------    -----------

Operating expenses:
 Management fees                                         108,000           --
 Compensation                                             55,920         66,920
 Advertising                                              54,297         45,388
 Office expense                                           36,018          9,322
 Rent                                                     36,000           --
 Professional services                                    33,913         80,126
 Research and
  development                                             24,670          9,512
 Travel                                                   21,295         10,465
 Repairs and maintenance                                  14,354          4,000
 Insurance                                                 8,928          8,419
 Bad debts                                                 6,634          9,467
 Amortization                                              6,287          6,287
 Telephone                                                 3,427           --
 Supplies                                                  2,270         13,650
 Dues and subscriptions                                       68            275
 Commissions                                                --            9,317
                                                     -----------    -----------

Total operating expenses                                 412,081        273,148
                                                     -----------    -----------

Income (loss) from operations                            220,814        (96,753)
                                                     -----------    -----------

Other income (expense):
 Miscellaneous income                                     48,057         12,040
 Interest expense                                        (59,029)       (66,915)
                                                     -----------    -----------

   Total other income (expense)                          (10,972)       (54,875)
                                                     -----------    -----------

          See accompanying summary of accounting policies and notes to financial statements.

                                      F-4a

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                          Year          Year
                                                         Ended         Ended
                                                      January 31,   January 31,
                                                          2003          2002
                                                      -----------   -----------


Net income (loss) before tax                              209,842      (151,628)

Income taxes                                                 --            --
                                                      -----------   -----------

Net income (loss)                                     $   209,842   $  (151,628)
                                                      ===========   ===========


Comprehensive income (loss)                           $   209,842   $  (151,628)
                                                      ===========   ===========


Net income (loss) per share -
 basic and diluted                                    $      0.03   $     (0.02)
                                                      ===========   ===========




Weighted average number
 of common shares - basic and
 diluted                                                6,641,522     6,052,523
                                                      ===========   ===========



















          See accompanying summary of accounting policies and notes to financial statements.
                                      F-4b


                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2003 and 2002


                           Common Stock         Additional
                    -------------------------     Paid-in      Accumulated
                       Shares        Amount       Capital        Deficit         Total
                    -----------   -----------   -----------    -----------    -----------
Balance,
 January 31,
 2001                 4,692,750   $        47   $   122,088    $  (619,787)   $  (497,652)

Contributed
 services                  --            --          20,000           --           20,000

April 30, 2001:
 Common stock
 issued to
 inventors for
 world-wide
 licensing
 rights
 at less than
 $0.01 per
 share                1,328,975            13           (13)          --             --

April 30, 2001:
 Common stock
 issued for
 cash and
 inventory
 credit at
 $1.06 per
 share                  469,275             5       499,995           --          500,000

Net loss for
 the period                --            --            --         (151,628)      (151,628)
                    -----------   -----------   -----------    -----------    -----------

Balance
 January 31,
 2002                 6,491,000            65       642,070       (771,415)      (129,280)

June 18, 2002:
 Common stock
 issued for
 cash at $.50
 per share               60,000          --          30,000           --           30,000


          See accompanying summary of accounting policies and notes to financial statements.
                                      F-5a



                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2003 and 2002


                           Common Stock         Additional
                    -------------------------     Paid-in      Accumulated
                       Shares        Amount       Capital        Deficit         Total
                    -----------   -----------   -----------    -----------    -----------

June 18, 2002:
 Adjustment
 to stock
 issued in
 2001 for
 cash and
 inventory
 credit                 179,825             2            (2)          --             --

January 31, 2003:
Common stock
 issued for
 inventory
 credit at
 $.50 per
 share                  500,000             5       249,996           --          250,001


Net income for
 the period                --            --            --          209,842        20, 842
                    -----------   -----------   -----------    -----------    -----------


Balance
 January 31,
 2003                 7,230,825   $        72   $   922,064    $  (561,573)   $   360,563
                    ===========   ===========   ===========    ===========    ===========








           See accompanying summary of accounting policies and notes
                            to financial statements.
                                      F-5b

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year           Year
                                                        Ended          Ended
                                                     January 31,    January 31,
                                                        2003           2002
                                                     -----------    -----------

CASH INCREASE (DECREASE):
Cash flows from
 operating
 activities:
 Net income (loss)                                   $   209,842    $  (151,628)

Adjustments to
 reconcile net income
 (loss) to net cash
 used in operating
 activities:
  Amortization                                             6,287          6,287
  Depreciation                                            15,817         14,738
  Contributed
   services                                                 --           20,000

Changes in assets
 and liabilities:
  Accounts receivable                                    (64,385)       (15,343)
  Inventory                                              (59,227)      (118,828)
  Inventory credit note                                 (104,211)      (199,535)
  Prepaid expenses                                         2,715          4,435
  Accounts payable                                      (118,951)       (99,812)
  Accrued interest                                         5,000         55,833
                                                     -----------    -----------

Net cash used in
 operating
 activities                                             (107,113)      (483,853)
                                                     -----------    -----------

Cash flows from
 investing
 activities:
  Cash paid for
   equipment                                              (4,583)        (3,081)
                                                     -----------    -----------

Net cash used
 in investing
 activities                                               (4,583)        (3,081)
                                                     -----------    -----------


          See accompanying summary of accounting policies and notes to financial statements.
                                      F-6a

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                         Year           Year
                                                        Ended          Ended
                                                     January 31,    January 31,
                                                        2003           2002
                                                     -----------    -----------


Cash flows from
 financing
 activities:
 Net proceeds from
  sale of common
  stock                                                  280,001        500,000
 Principal payments on note                             (120,002)        (4,998)
                                                     -----------    -----------


Net cash provided
 by financing
 activities                                              159,999        495,002
                                                     -----------    -----------

Net increase in cash and
 cash equivalents                                         48,303          8,068

Cash and cash
 equivalents, beginning of
 period                                                   11,890          3,822
                                                     -----------    -----------

Cash and cash equivalents,
 end of period                                       $    60,193    $    11,890
                                                     ===========    ===========


Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
  Interest                                           $    54,029    $      --
  Income taxes                                       $      --      $      --
                                                     ===========    ===========








          See accompanying summary of accounting policies and notes to financial statements.
                                      F-6b

                           EXHAUST TECHNOLOGIES, INC.


                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002

Nature of Business

Exhaust Technologies, Inc. ("Exhaust Technologies" or "the Company") is an enterprise which holds exclusive worldwide manufacturing, developing, and marketing rights for the Turbolator, a tube-housing designed for installation on vehicles to regulate exhaust flow from the engine. In addition, the Company was granted exclusive worldwide manufacturing, developing, and marketing rights for the Pneumatic Hand Tool Exhaust Muffler ("PHTEM"), a noise muffling system installed on pneumatic wrenches which can reduce the sound levels and remove contaminates from the exhaust air before discharging into the atmosphere. The Company has granted exclusive licensing rights to others for the PHTEM. The Company was incorporated pursuant to the laws of the State of Washington in July 1998. The Company's fiscal year end is January 31.

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

Equipment

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, which range from 5 to 10 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and the related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations. Equipment with a nominal value was contributed by the founders at inception, and accordingly, no asset has been recognized. Equipment held for use in production is recorded at cost.

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)

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

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term borrowings. All such financial instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at January 31, 2003 and 2002.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had no dilutive potential common stock at January 31, 2003 and 2002 and therefore, basic and diluted EPS are the same in each period.

Comprehensive Income

In accordance with SFAS No. 130, the Company's Statements of Operations reports "Comprehensive Income", which is defined as the change in the Company's equity during the year from transactions and events other than those resulting from investments by and distributions to owners. Comprehensive income includes net income and other changes in assets and liabilities not reported in net income, but instead reported as a separate component of stockholders' equity, such as the following: Foreign currency translation adjustments, unrealized gains and losses on investments, hedging activities, and minimum pension liability adjustments. The Company had no such items of Comprehensive Income for the years ended January 31, 2003 and 2002.

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)



Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued the following statements:

       FASB 144 - Accounting for the Impairmrnt or Disposal of Long-Lived
                  Assets
       FASB 145 - Rescission of SFAS 4, 44, and 64 and Amendment of SFAS 13 FASB 146 - Accounting for Costs Associated with Exit or Disposal
                  Activities
       FASB 147 - Acquisitions of Certain Financial Institutions
       FASB 148 - Accounting for Stock-Based Compensation FASB 149 - Amendment
                  of SFAS 133 on Derivative Instruments and Hedging Activities FASB 150 - Accounting for Certain Financial Instruments with
                  Characteristics of both Liabilities and Equity

These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and/or results of operations.


Derivative Instruments

At January 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.


Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its temporary cash investments in reputable financial institutions. At January 31, 2003, the Company had substantially all cash and cash equivalents on deposit with one financial institution.

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Concluded)

Significant Customers

During  the  year  ended  January  31,  2003,   two   customers   accounted  for
approximately 36% and 24%, respectively, of the Company's net sales.


Advertising Costs


All advertising costs are recognized as expense in the year incurred. No portion of these costs is considered direct response cost requiring capitalization.


Warranty Expenses


The Company warrants its products against defects in design, materials, and workmanship generally for 1 year. Costs related to warranty claims are recognized as expense in the year incurred. This policy does not vary significantly from generally accepted accounting principles, which would require an accrual of estimated warranty costs to be made in the period in which revenue is recognized.

                           EXHAUST TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                 For the Years Ended January 31, 2003 and 2002


1.   Going Concern

From the Company's inception in July, 1998 through its year ended January 31, 2002, it incurred operating losses, had a working capital deficit, limited revenues, and an untested market for its products. These factors raised substantial doubt as to the Company's ability to continue as a going concern. Accordingly, the Company's financial statements during those periods included a qualification as to the Company's ability to continue as a going concern.

During the year ended January 31, 2003, the Company began receiving revenues from sales of its products and royalty payments from license agreements as described in Note 6. As a result, the Company's financial statements for the year ended January 31, 2003 reflect net income and an operating profit, positive working capital and stockholders' equity, and an expectation that sales of the Company's products and royalty income will continue in future periods. Management believes that the issues that previously gave rise to a going-concern qualification no longer exist. Accordingly, the going- concern qualification has been removed effective with the 2003 financial statements.


2.   Patents

In 1998, the Company acquired exclusive ninety-nine (99) year licensing rights to manufacture, develop and market the Turbolator and the PHTEM in the United States from the Company's president and his son ("inventors") under separate licensing agreements. The licenses were acquired through the issuance of 4,350,000 shares of common stock, valued at $15,841, which represented the inventors' historical cost basis in the licenses. Pursuant to the terms of the agreements and subsequent modifications, the Company is required to generate sales of the turbolator and the PHTEM of at least $100,000 per year, beginning in fiscal 2002 and continuing for all years thereafter, in order to retain the licensing rights. On April 30, 2001 the licensing rights territory was increased to include world-wide rights.

                           EXHAUST TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                 For the Years Ended January 31, 2003 and 2002
                                   (Continued)


3.   Related Party Transactions


The Company had a line of credit with the Company's president which allowed for unsecured borrowings up to $700,000. Outstanding borrowings under the line of credit aggregated $500,000 at January 31, 2003 and 2002, respectively, accrued interest at 11% per annum, and matured on May 25, 2003. On April 10, 2003, the $509,442 balance outstanding on this line of credit was refinanced by a bank loan as described in Note 9.

The Company utilizes office space provided by the president and major shareholder of the Company. The Company paid $36,000 rent for the year ended January 31, 2003. In addition, the Company paid the president $108,000 in management fees for the same period.

No rent or management fees were paid to the president during the year ended January 31, 2002.

A stockholder, who is also the supplier of all our pneumatic hand tools and has entered into a license agreement with the Company, has provided the Company an inventory credit note in exchange for common stock and royalty payments that allows the Company to purchase product as needed. At January 31, 2003 the Company had $36,462 available to purchase product.

4.   Income Taxes

At January 31, 2003 and 2002, the Company had net deferred tax assets of approximately $139,500 and $262,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at January 31, 2003 and 2002. The difference in the expected federal benefit and the actual tax benefit recorded is due to the increase in the valuation allowance.

At January 31, 2003, the Company has net operating loss carryforwards totaling approximately $410,500, which expire in the years 2019 through 2022.

                           EXHAUST TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)


5.   Short-term Note Payable

On January 17, 2001 the Company borrowed $125,000 from U.S. Bank. This loan accrued interest at prime plus 1.5% and was due on December 31, 2002. The loan was co-signed by the president and major shareholder of the Company. Collateral for the loan included real estate owned by the president. The loan was paid in full on December 30, 2002.

6.   License Agreements

In 2001, the Company entered into two separate agreements licensing rights to their patents. The licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company including a minimum royalty due annually. The Company has also retained the right to produce and sell its products in the United States and Canada under its branded trademark.

7.   Common Stock

In April, 2001 the Company issued 1,063,180 shares of its common stock and 265,795 shares of its common stock to Robert E. Sterling and Matthew R. Sterling, respectively, in exchange for the world-wide rights to the Turbolator and PHTEM.

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

In April, 2002 the Company issued 179,825 shares of common stock at par value as a subsequent price adjustment related to an original stock issuance in April, 2001 whereby the Company issued 469,275 shares of common stock for $500,000 of cash and inventory credit.

In January, 2003 the Company sold 500,000 shares of common stock to the same shareholder that purchased stock in April, 2001 pursuant to "Regulation S" of the Securities and Exchange Commission for $250,000 in the form of a Credit Note to be used against future inventory purchases.

                           EXHAUST TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                 For the Years Ended January 31, 2003 and 2002
                                   (Concluded)



8.   Prior Development Stage

The Company was formed on July 21, 1998, and was in the development stage through January 31, 2001. The year ending January 31, 2002 is the first year during which it is considered an operating company.


9.   Subsequent Event

On April 10, 2003, the Company borrowed $509,442 from a bank, with interest payable at 7% per annum. The loan is collateralized by all assets of the Company, the guarantee of Bob Sterling Enterprises, Inc. (a company owned by the President of Exhaust Technologies, Inc.), assignment of a $300,000 promissory note due RES Enterprises, Inc. (another company owned by the President of Exhaust Technologies, Inc.), and the personal guarantee of M. Louise Sterling, the wife of Robert E. Sterling, who is the president and majority stockholder of Exhaust Technologies, Inc. The loan is payable $15,000 per month, including interest, and matures July 15, 2006. The Company used the proceeds of this note to pay off its line of credit due Robert E. Sterling. Accordingly, the line of credit, which had a balance outstanding of $500,000 at January 31, 2003, has been classified as long-term debt at January 31, 2003.