Form 10QSB
period 2003-04-30
EXHAUST TECHNOLOGIES INC
filed 2003-11-13
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2003
                               --------------------


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


                                 (509) 838-4447
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of June 23, 2003 there were 7,230,825 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) YES ( ) NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                      For the Quarter Ended April 30, 2003



                                      INDEX


                                                                            Page
                                                                            ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
               January 31, 2003 balance sheet):

             - Balance Sheets - April 30, 2003 and
               January 31, 2003                                              3-4

             - Statements of Income - Three
               months ended April 30, 2003 and 2002                          5-7

             - Statements of Cash Flows - Three months
               ended April 30, 2003 and 2002                                 8-9

             - Notes To Financial Statements                               10-12



      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                      13-14


PART II - Other Information                                                   15

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                        ================================


                                                    April            January
                                                  30, 2003              31,
                                                 (Unaudited)           2003
                                                 ------------      ------------



     ASSETS

CURRENT:
  Cash and cash equivalents                      $    116,427      $     60,193
  Accounts receivable                                 114,011            78,442
  Inventory                                           789,445           405,889
  Inventory credit note                                36,462           303,746
  Prepaid expenses                                      1,998             4,995
                                                 ------------      ------------

         TOTAL CURRENT ASSETS                       1,058,343           853,265


EQUIPMENT, net of accumulated
  depreciation of $52,382 and $48,382                 111,416           110,821


LICENSES, net of accumulated
  amortization of $28,342 and $26,742                   3,092             4,692
                                                 ------------      ------------







         TOTAL ASSETS                            $  1,172,851      $    968,778
                                                 ============      ============








                   (See notes to interim financial statements)
                                                                             -3-

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                        ================================



                                                        April        January
                                                       30, 2003         31,
                                                     (Unaudited)       2003
                                                     -----------    -----------



     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT:
  Accounts payable                                   $    15,868    $    10,764
  Advances from related party                             12,037           --
  Accrued interest payable                                 1,954           --
  Accrued interest-related party                         107,698         97,451
  Current portion of long-term
   bank debt (Note 5)                                     97,702         97,702
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       235,259        205,917

LONG-TERM DEBT:
  Long-term portion of bank debt
   (Note 5)                                              411,740        402,298
                                                     -----------    -----------

         TOTAL LIABILITIES                               646,999        608,215
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    7,230,825 shares outstanding                              72             72
  Additional paid-in capital                             922,064        922,064
  Accumulated deficit                                   (396,284)      (561,573)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                      525,852        360,563
                                                     -----------    -----------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $ 1,172,851    $   968,778
                                                     ===========    ===========








                   (See notes to interim financial statements)
                                                                             -4-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three       Three
                                                             Months      Months
                                                             Ended       Ended
                                                             April       April
                                                               30,         30,
                                                              2003        2002
                                                            --------    --------

SALES AND OTHER REVENUE:
  Sales of product                                          $222,215    $ 68,168
  Royalty income                                             250,000     149,983
                                                            --------    --------

   Total revenue                                             472,215     218,151

COST OF SALES                                                189,603      52,010
                                                            --------    --------

   Gross profit                                              282,612     166,141
                                                            --------    --------

OPERATING EXPENSES:
 Professional services                                         5,224      15,672
 Research and
  development                                                    991      11,805
 Advertising                                                   5,022       4,477
 Office expense                                                6,440       8,307
 Compensation                                                 11,730      11,730
 Amortization                                                  1,600       1,575
 Management fees                                              36,000      24,000
 Rent                                                         14,400       9,000
 Travel and entertainment                                      2,753       6,148
 Supplies                                                      1,004         545
 Discounts                                                     7,145        --


                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three       Three
                                                           Months      Months
                                                           Ended       Ended
                                                           April       April
                                                            30,         30,
                                                           2003         2002
                                                         ---------    ---------
 Telephone                                                     976         --
 Vehicle expense                                             3,900         --
 Repairs                                                     2,373        4,220
 Insurance                                                   2,997        4,626
                                                         ---------    ---------

Total operating expenses                                   102,555      102,105
                                                         ---------    ---------

Income from operation                                      180,057       64,036

Other income (expense):
 Miscellaneous income                                         --         48,056
 Interest expense                                          (14,768)     (15,423)
                                                         ---------    ---------

    Total other income
     (expense)                                             (14,768)      32,633
                                                         ---------    ---------
Net income
 before taxes                                              165,289       96,669

Income taxes                                                  --           --
                                                         ---------    ---------

Net income                                               $ 165,289    $  96,669
                                                         =========    =========

Comprehensive income                                     $ 165,289    $  96,669
                                                         =========    =========


                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three       Three
                                                            Months      Months
                                                            Ended       Ended
                                                            April       April
                                                              30,         30,
                                                             2003        2002
                                                         ----------   ----------




Net loss per share-
 basic and diluted                                       $     0.02   $     0.01
                                                         ==========   ==========

Weighted average
 number of shares
 outstanding-
 basic and diluted                                        7,230,825    6,491,000
                                                         ==========   ==========












                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                        ================================


                                                          Three        Three
                                                          Months       Months
                                                           Ended        Ended
                                                         April 30,    April 30,
                                                            2003         2002
                                                         ---------    ---------

Cash flows from
 operating activities:
 Net income                                              $ 165,289    $  96,669
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                             5,600        5,325
 Changes in assets and
  liabilities:
   Accounts receivable                                     (35,569)     (38,427)
   Accounts payable                                          5,104     (102,144)
   Inventory                                              (383,556)     (64,711)
   Inventory credit note                                   267,284      104,711
   Prepaid expenses                                          2,997        4,626
   Advances from related party                              12,037         --
   Accrued interest                                         12,201       13,750
                                                         ---------    ---------

Net cash provided by
 operating activities                                       51,387       19,799
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (4,595)      (1,307)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (4,595)      (1,307)
                                                         ---------    ---------










                   (See notes to interim financial statements)
                                                                             -8-

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                        ================================


                                                           Three        Three
                                                           Months       Months
                                                            Ended       Ended
                                                          April 30,   April 30,
                                                             2003        2002
                                                          ---------   ---------


Cash flows from financing activities:
 Loan proceeds                                                9,442        --
 Principal payments on note                                    --       (30,000)
                                                          ---------   ---------

Net cash provided by (used in)
 financing activities                                         9,442     (30,000)
                                                          ---------   ---------

Net increase
(decrease) in cash                                           56,234     (11,508)


Cash, beginning of
 period                                                      60,193      11,890
                                                          ---------   ---------

Cash, end of period                                       $ 116,427   $     382
                                                          =========   =========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                                $   2,568   $    --
                                                          =========   =========

  Income Taxes                                            $    --     $    --
                                                          =========   =========













                   (See notes to interim financial statements)
                                                                             -9-

                           EXHAUST TECHNOLOGIES, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                ================================================


1.   BASIS OF PRESENTATION
The foregoing unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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


Operating results for the three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

2. GOING CONCERN

From the Company's inception in July 1998 through its year ended January 31, 2002, it incurred operating losses, had a working capital deficit, limited revenues, and an untested market for its products. These factors raised substantial doubt as to the Company's ability to continue as a going concern. Accordingly, the Company's financial statements during those periods included a qualification as to the Company's ability to continue as a going concern.

During the year ended January 31, 2003, the Company began receiving revenues from sales of its products and royalty payments from license agreements. As a

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                ================================================


result, the Company's financial statements for the year ended January 31, 2003 reflected net income and an operating profit, positive working capital and stockholders' equity, and an expectation that sales of the Company's products and royalty income would continue in future periods. Management believes that the issues that previously gave rise to a going-concern qualification no longer exist. Accordingly, the going-concern qualification has been removed effective with the 2003 financial statements.


3.   REVENUE RECOGNITION

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

4.   LICENSE AGREEMENTS

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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                ================================================


5.   LONG-TERM DEBT

Long-term debt consists of the following:

       Note payable to bank, maturing $15,000
       monthly, including interest at 7%,
       collateralized by all assets of the
       Company, the guarantee of Bob Sterling
       Enterprises, Inc. (a company owned by
       the President of Exhaust Technologies,
       Inc.), assignment of a $300,000
       promissory note due RES Enterprises,
       Inc. (another company owned by the
       President of Exhaust Technologies,
       Inc.), and the personal guarantee of
       M. Louise Sterling, the wife of Robert
       E. Sterling, who is the president and
       majority stockholder of Exhaust
       Technologies, Inc.                            $   509,442

       Less current maturity                              97,702
                                                      ----------

                                                     $   411,740
                                                      ==========


Long-term debt maturities as of April 30, 2003, are as follows:

                     Year                               Amount
                     ----                            -----------
                     2004                            $   148,880
                     2005                                159,748
                     2006                                171,330
                     2007                                 29,484
                                                      ----------

                                                      $  509,442
                                                      ==========

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

The Company anticipates that revenue from royalties and product sales will be sufficient to maintain operations for the next twelve months as well as into the future.

The research and development is expected to continue as the Company is continually trying to adapt its muffler to products currently on the market.


Three Months Ended April 30, 2003 (Unaudited) compared to the Three Months Ended
--------------------------------------------------------------------------------
April 30, 2002 (Unaudited)
--------------------------

                           EXHAUST TECHNOLOGIES, INC.



During the three months ended April 30, 2003 the Company recognized net revenue in the first quarter of fiscal 2004 of approximately $472,000 as compared to $218,000 for the same period of the prior fiscal year. The increase in net revenue is the result of our products reaching a larger market due to marketing efforts and the collection of royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses of approximately $102,000 were approximately the same for the three months ended April 30, 2003 as they were for the same three-month period in 2002.


Net Income (Loss)
-----------------

Primarily as a result of the foregoing factors, the Company's net income was approximately $165,000 compared to a net income of $96,000 for the three months ended April 30, 2003 and 2002, respectively.


Financial Conditions and Liquidity
----------------------------------

At April 30, 2003, the Company had approximately $116,000 of cash. For the three months ended April 30, 2003, the Company received approximately $186,000 from collections of product sales and approximately $250,000 in royalty payments. The Company expended approximately $98,000 for the three months ended April 30, 2003, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from royalty receipts, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended April 30, 2003.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended April 30, 2003, the Company filed Form 8-K with the Commission on April 23, 2003, terminating Certified Public Accountants, (Item 4 of Form 8-K)

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July, 2003.



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





Date: July 25, 2003                   /s/  Robert E. Sterling
                                     ------------------------
                                     Chief Executive Officer
                                               and
                                     Chief Financial Officer

                                  CERTIFICATION


I, William A. Sutherland, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equvalent function):

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





Date: July 25, 2003                 /s/ William A. Sutherland
                                   --------------------------
                                   Chief Financial Officer