Form 10QSB
period 2003-07-31
EXHAUST TECHNOLOGIES INC
filed 2004-01-30
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2003
                               ------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of November 12, 2003 there were 7,230,825 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) YES ( ) NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                       For the Quarter Ended July 31, 2003






                                      INDEX


                                                             Page


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the January 31, 2003 balance sheet):

             - Balance Sheets - July 31, 2003 and
               January 31, 2003                                              3-4

             - Statements of Income - Three months
               and six months ended July 31, 2003
               and 2002                                                      5-7
             - Statements of Cash Flows - Six months
               ended July 31, 2003 and 2002                                  8-9
             - Notes To Financial Statements                               10-12


      Item 2 - Management's Discussion and Analysis
               and Plan of Operation                                       13-15


PART II - Other Information                                                15-16

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                         July         January
                                                       31, 2003          31,
                                                      (Unaudited)       2003
                                                      -----------   -----------

     ASSETS

CURRENT:
  Cash and cash equivalents                           $   128,953   $    60,193
  Accounts receivable                                     101,812        78,442
  Inventory                                               945,650       405,889
  Inventory credit note                                      --         303,746
  Prepaid expenses                                         26,011         4,995
                                                      -----------   -----------
         TOTAL CURRENT ASSETS                           1,202,426       853,265


EQUIPMENT, net of accumulated
  depreciation of $56,382 and $48,382                     107,416       110,821


LICENSES, net of accumulated
  amortization of $29,942 and $26,742                       1,492         4,692
                                                      -----------   -----------







         TOTAL ASSETS                                 $ 1,311,334   $   968,778
                                                      ===========   ===========
















                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                          July         January
                                                        31, 2003          31,
                                                      (Unaudited)        2003
                                                      -----------    -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT:
  Accounts payable                                   $   222,352    $    10,764
  Advances from related party                             37,569           --
  Accrued interest payable                                 1,954           --
  Accrued interest-related party                         132,392         97,451
  Current portion of long-term
   bank debt (Note 5)                                    151,477         97,702
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       545,744        205,917

LONG-TERM DEBT:
  Long-term portion of bank debt
   (Note 5)                                              322,240        402,298
                                                     -----------    -----------

         TOTAL LIABILITIES                               867,984        608,215
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    7,230,825 shares outstanding                              72             72
  Additional paid-in capital                             922,064        922,064
  Accumulated deficit                                   (478,786)      (561,573)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                      443,350        360,563
                                                     -----------    -----------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $ 1,311,334    $   968,778
                                                     ===========    ===========








                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                     Three       Three        Six         Six
                                     Months      Months      Months      Months
                                     Ended       Ended       Ended       Ended
                                      July        July        July        July
                                       31,         31,         31,         31,
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------

SALES AND OTHER REVENUE:
  Sales of product                  $170,724    $ 78,256    $392,939    $146,424
  Royalty income                        --        99,983     250,000     249,966
                                    --------    --------    --------    --------

   Total revenue                     170,724     178,239     642,939     396,390

COST OF SALES                        108,994      55,051     298,597     107,061
                                    --------    --------    --------    --------

   Gross profit                       61,730     123,188     344,342     289,329
                                    --------    --------    --------    --------

OPERATING EXPENSES:
 Professional services                11,359       6,246      16,583      21,918
 Research and
  development                          2,763       8,052       3,754      19,857
 Advertising                          14,808       9,313      19,830      13,790
 Office expense                        9,392       8,792      15,832      17,099
 Compensation                         11,730      11,730      23,460      23,460
 Amortization                          1,600       1,575       3,200       3,150
 Management fees                      42,000      24,000      78,000      48,000
 Rent                                 15,400       9,000      29,800      18,000
 Travel and entertainment              4,321         419       7,074       6,567
 Supplies                              2,202         361       3,206         906
 Discounts                             7,296        --        14,441        --














                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three       Three          Six         Six
                                  Months      Months        Months      Months
                                  Ended       Ended         Ended       Ended
                                  July         July         July         July
                                   31,          31,          31,          31,
                                  2003         2002         2003         2002
                               ---------    ---------    ---------    ---------

 Telephone                           968         --          1,944         --
 Vehicle expense                   3,900         --          7,800         --
 Repairs                           1,362          806        3,735        5,026
 Insurance                         5,856        4,083        8,853        8,709
                               ---------    ---------    ---------    ---------

Total operating expenses         134,957       84,377      237,512      186,482
                               ---------    ---------    ---------    ---------

Income (loss) from operations    (73,227)      38,811      106,830      102,847
                               ---------    ---------    ---------    ---------

Other income (expense):
 Miscellaneous income               --         23,518         --         71,574
 Interest expense                 (9,275)     (15,013)     (24,043)     (30,436)
                               ---------    ---------    ---------    ---------

    Total other income
     (expense)                    (9,275)       8,505      (24,043)      41,138
                               ---------    ---------    ---------    ---------

Net income (loss)
 before taxes                    (82,502)      47,316       82,787      143,985

Income taxes                        --           --           --           --
                               ---------    ---------    ---------    ---------

Net income (loss)              $ (82,502)   $  47,316    $  82,787    $ 143,985
                               =========    =========    =========    =========

Comprehensive income           $ (82,502)   $  47,316    $  82,787    $ 143,985
                               =========    =========    =========    =========














                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                  Three       Three          Six         Six
                                  Months      Months        Months      Months
                                  Ended       Ended         Ended       Ended
                                  July        July          July        July
                                   31,          31,          31,          31,
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------





Net income (loss) per share-
 basic and diluted             $    (0.01)  $     0.01   $     0.01   $     0.02
                               ==========   ==========   ==========   ==========

Weighted average
 number of shares
 outstanding-
 basic and diluted              7,230,825    6,610,912    7,230,825    6,530,971
                               ==========   ==========   ==========   ==========


























                 (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited


                                                            Six          Six
                                                          Months       Months
                                                           Ended        Ended
                                                          July 31,     July 31,
                                                           2003         2002
                                                         ---------    ---------

Cash flows from operating activities:
 Net income                                              $  82,787    $ 143,985
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                            11,200       10,650
 Changes in assets and
  liabilities:
   Accounts receivable                                     (23,370)     (41,084)
   Accounts payable                                        211,588     (109,673)
   Inventory                                              (539,761)    (120,802)
   Inventory credit note                                   303,746      176,143
   Prepaid expenses                                        (21,016)      (3,279)
   Advances from related party                              37,569         --
   Accrued interest                                         36,895       27,500
                                                         ---------    ---------

Net cash provided by
 operating activities                                       99,638       83,440
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (4,595)      (3,999)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (4,595)      (3,999)
                                                         ---------    ---------

















                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued


                                                            Six          Six
                                                           Months       Months
                                                           Ended        Ended
                                                          July 31,     July 31,
                                                            2003         2002
                                                         ---------    ---------


Cash flows from financing activities:
 Loan proceeds                                               9,442         --
 Net proceeds from sale of
  common stock                                                --         30,000
 Principal payments on note                                (35,725)     (60,002)
                                                         ---------    ---------

Net cash provided by (used in)
 financing activities                                      (26,283)     (30,002)
                                                         ---------    ---------

Net increase in cash                                        68,760       49,439
Cash, beginning of
 period                                                     60,193       11,890
                                                         ---------    ---------

Cash, end of period                                      $ 128,953    $  61,329
                                                         =========    =========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                               $  11,842    $   2,936
                                                         =========    =========

  Income Taxes                                           $    --      $    --
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


Operating results for the three month and six month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


5.   LONG-TERM DEBT

Long-term debt consists of the following:

Note  payable  to  bank,   maturing  $15,000
monthly,    including    interest   at   7%,
collateralized by all assets of the Company,
the  guarantee of Bob Sterling  Enterprises,
Inc. (a company  owned by the  President  of
Exhaust Technologies, Inc.), assignment of a
$300,000    promissory    note    due    RES
Enterprises,  Inc. (another company owned by
the   President  of  Exhaust   Technologies,
Inc.),  and  the  personal  guarantee  of M.
Louise  Sterling,  the  wife  of  Robert  E.
Sterling,  who is the president and majority
stockholder of Exhaust Technologies, Inc.                            $   473,717



       Less current maturity                                             151,477
                                                                      ----------

                                                                      $  322,240
                                                                      ==========


Long-term debt maturities as of July 31, 2003, are as follows:

                     Year                                               Amount
                    ------                                            ----------
                     2004                                             $  151 477
                     2005                                                162 538
                     2006                                                159 702
                                                                      ----------

                                                                      $  473 717
                                                                      ==========

                           EXHAUST TECHNOLOGIES, INC.


Item 2. Managemeznt's Discussion and Analysis or Plan of Operation General

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


Three  Months and Six Months  Ended July 31,  2003  (Unaudited)  compared to the
--------------------------------------------------------------------------------
Three Months and Six Months Ended July 31, 2002 (Unaudited)
-----------------------------------------------------------

                           EXHAUST TECHNOLOGIES, INC.



During the three months ended July 31, 2003 the Company recognized total revenue in the second quarter of fiscal 2004 of approximately $171,000 as compared to $178,000 for the same period of the prior fiscal year and approximately $643,000 for the six months ended July 31, 2003 as compared to $396,000 for the same period of the prior year. The decrease in total revenue for the three month period is the result of no collections of royalties as the royalties were paid in the prior quarter. The increase in total revenue for the six months ended July 31, 2003 as compared to the same six month period of the prior year is the result of our products reaching a larger market due to marketing efforts and the collection of royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended July 31, 2003 to approximately $135,000 from approximately $84,000 for the same three month period in 2002. The increase of $51,000 was due to increases in professional services of approximately $5,000 due to legal fees for patent applications, decreases in research and development of approximately $5,000 as the Company concentrates on marketing rather than development and administrative expenses increased $84,000 as a result of increased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest decreased approximately $6,000 as a result of decreases in interest rates. Other income decreased approximately $23,000 as the Company did not receive any revenue outside of operations.

For the six months ended July 31, 2003, operating expenses increased approximately $51,000 for the same six month period of last year as a result of decreases in professional development of approximately $5,000 due to reduced legal fees as the patent applications have been reduced, decreases in research and development of approximately $16,000 as the Company concentrates on increased sales rather than new products and increases in administrative expenses of approximately $72,000 as the Company increases its sales operations and supports its royalty agreements. Additionally, interest decreased approximately $6,000 because of interest rate declines. Other income decreased approximately $71,000 because of no revenue being generated outside of operations.

                  EXHAUST TECHNOLOGIES, INC.


Net Income (Loss)

Primarily as a result of the foregoing factors, the Company's net loss was approximately $83,000 compared to a net income of $47,000 for the three months ended July 31, 2003 and 2002, respectively and a net income of approximately $83,000 compared to approximately $144,000 for the six months ended July 31, 2003 and 2002, respectively.


Financial Conditions and Liquidity

At July 31, 2003, the Company had approximately $129,000 of cash. For the six months ended July 31, 2003, the Company received approximately $370,000 from collections of product sales and approximately $250,000 in advance royalty payments. The Company expended approximately $551,000 for the six months ended July 31, 2003, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from royalty receipts, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.



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

                  EXHAUST TECHNOLOGIES, INC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended July 31, 2003.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended July 31, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2003.



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