Form 10KSB/A
period 2003-01-31
EXHAUST TECHNOLOGIES INC
filed 2004-03-26
CIK 1067612

AMENDED
                                   FORM 10-KSB

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

Sales and Other Revenue:

     Product sales for fiscal 2003 were $562,000 compared to $367,000 the prior year, an increase of 53%. Gross profit increased from $27,000 last year (93% of product sales) to $133,000 this year (76% of product sales), an increase of $106,000. The increase is due primarily to increased marketing efforts, which have led to increased product sales overall, but more specifically to increased sales of certain products which have higher gross profit margins.

     Royalty income increased from $150,000 last year to $500,000 in the current year. The Company has two license agreements, one providing for $150,000 minimum royalty in the first year and the second providing for a minimum royalty of $500,000 in the first year. The $150,000 minimum royalty was received in the prior year and the $500,000 minimum royalty was received in the current year. The Company recognizes the royalties as income in the year received as it has no obligation to return the advance royalty payment.

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

     During fiscal 2003, the Company paid Robert E. Sterling, President and majority stockholder, approximately $171,000 in management fees, rent and office expenses. No such payments were made to Mr. Sterling in prior years because the Company lacked the funds to make any payments. The Company's offices and related office expenses have been supported by Mr. Sterling personally since inception ( July, 1998), with no payments having been made to Mr. Sterling in prior years. Mr. Sterling has also served as the Company's Chief Executive Officer without compensation, and without benefits, since July 1998. In fiscal 2003, with the payment of $500,000 in royalties, and the increased sales of products, the Company felt it could finally pay its own way for the services and benefits it had received from Mr. Sterling in the current year. If royalty income and product sales continue at the same or increased levels in future years, Mr. Sterling will continue to receive similar payments.

     Accounting fees were reduced in fiscal 2003 due to a change in audit firms, and more efficient handling of the audit. The audit firm for fiscal 2001 (fees paid in fiscal 2002) was a large, international firm, which charged significantly higher fees for services than the local firm that provided services for the audit of fiscal 2002 (fees paid in fiscal 2003).

     The Company did not incur commission expense in 2003 because it terminated a consulting and marketing agreement with an unrelated entity during fiscal 2002. The fiscal 2002 expense is for payments made under that agreement prior to its termination.

Other Income (Expenses):

     Other income (expenses) consist of interest expense incurred by us on borrowings on the related party line of credit and bank loan. During the year ended January 31, 2003 we recognized interest expense of approximately $59,000 as compared to approximately $67,000 for the prior year primarily because the bank line of credit was paid off. Other income in 2003 includes $36,000 of prior accounting fees that had been previously expensed, but were refunded to the Company by the large, international accounting firm referred to above due to agreed overcharges for services.

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

     During fiscal 2003, the Company's sources of liquidity included: a sale of common stock for $30,000 cash, issuance of common stock to purchase inventory valued at $250,000, increased sales and gross profits, and $500,000 of royalty income. During the year the Company used its cash resources to pay off a $120,000 bank loan, increase receivables by $65,000, increase inventories by $163,000, and pay $119,000 of payables. On April 10, 2003, the Company also refinanced a loan from its president and majority stockholder, in the amount of $500,000, which had been on the Company's books since its inception, using proceeds from a bank loan. Accrued interest due the related party on this borrowing aggregated $97,451 at January 31, 2003 and $117,145 at January 31, 2002; the difference being paid to the related party via an offset against accounts receivable from the related party ($15,765) plus $3,929 in cash. The Company's liquidity will continue to be a function primarily of product sales and gross profits, and royalty income. Additional cash from sales of stock or bank loans is not expected to be available in the near future. As of January 31, 2003 we had a cash balance of $60,193 in cash and cash equivalents.

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

Exhaust Technologies, Inc.

Balance Sheets ................................................     F-3
Statements of Loss ............................................     F-4
Statements of Changes in Stockholders' (Deficit) Equity .......     F-5
Statements of Cash Flows ......................................     F-6
Summary of Accounting Policies ................................     F-7 to F-11
Notes to Financial Statements .................................     F-12 to F-15

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                      January 31,    January 31,
                                                         2003           2002
                                                      -----------    -----------


                 ASSETS


CURRENT ASSETS:
 Cash and cash equivalents                           $   60,193       $   11,890
 Accounts receivable, less allowance
  for doubtful accounts of $-0-
  and $4,256                                             78,442           22,986
 Accounts receivable-related party                         --             15,765
 Inventory                                              405,889          346,662
 Inventory credit note                                  303,746          199,535
 Prepaid expenses                                         4,995            7,710
                                                     ----------       ----------

     TOTAL CURRENT ASSETS                               853,265          604,548
                                                     ----------       ----------


EQUIPMENT                                               249,115          154,620
 Less accumulated depreciation                           53,627           32,565
                                                     ----------       ----------

     TOTAL EQUIPMENT                                    195,488          122,055
                                                     ----------       ----------


OTHER ASSETS:
 Patents, net of accumulated
  amortization of $26,742 and
  $20,455 (Note 2)                                        4,692           10,979

 Licensing rights, net of
  accumulated amortization of
  $123,263 and $52,827 (Note 2)                       1,285,451        1,355,887
                                                     ----------       ----------






                                                     $2,338,896       $2,093,469
                                                     ==========       ==========




          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3a

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                     January 31,    January 31,
                                                         2003           2002
                                                     -----------    -----------


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
 Note payable (Note 5)                            $      --         $   120,002
 Accounts payable                                      10,764           129,715
 Accrued interest                                      97,451           117,145
 Line of credit-related party
  (Note 3)                                               --             500,000
 Current portion of long-term bank
  debt (Note 9)                                        97,702              --
                                                  -----------       -----------

     TOTAL CURRENT LIABILITIES                        205,917           866,862


LONG-TERM DEBT:
 Long-term portion of bank debt
  (Note 9)                                            402,298              --
                                                  -----------       -----------

     TOTAL LIABILITIES                                608,215           866,862
                                                  -----------       -----------

Committments and contingencies
(Note 1)                                                 --                --
                                                  -----------       -----------



Stockholders' equity:
 Common stock, $.00001 par value;
  100,000,000 shares authorized;
  7,230,825 and 6,491,000 shares
  outstanding                                              72                65
 Additional paid-in capital                         2,420,690         2,050,784
 Deficit                                             (690,081)         (824,242)
                                                  -----------       -----------

     Total stockholders' equity                     1,730,681         1,226,607
                                                  -----------       -----------

                                                  $ 2,338,896       $ 2,093,469
                                                  ===========       ===========




          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3b

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                         Year          Year
                                                         Ended         Ended
                                                      January 31,   January 31,
                                                          2003          2002
                                                      -----------   -----------

SALES AND OTHER REVENUE:
 Sales of product                                $   562,415        $   366,767
 Royalty income                                      499,966            150,000
                                                 -----------        -----------

   Total revenue                                   1,062,381            516,767

Cost of sales                                        434,731            340,372
                                                 -----------        -----------

   Gross profit                                      627,650            176,395
                                                 -----------        -----------

Operating expenses:
 Management fees                                     108,000               --
 Compensation                                         55,920             66,920
 Advertising                                          54,297             45,388
 Office expense                                       36,018              9,322
 Rent                                                 36,000               --
 Professional services                                33,913             80,126
 Research and
  development                                         24,670              9,512
 Travel                                               21,295             10,465
 Repairs and maintenance                              14,354              4,000
 Insurance                                             8,928              8,419
 Bad debts                                             6,634              9,467
 Amortization                                         76,723             59,114
 Telephone                                             3,427               --
 Supplies                                              2,270             13,650
 Dues and subscriptions                                   68                275
 Commissions                                            --                9,317
                                                 -----------        -----------

Total operating expenses                             482,517            325,975
                                                 -----------        -----------

Income (loss) from operations                        145,133           (149,580)
                                                 -----------        -----------

Other income (expense):
 Miscellaneous income                                 48,057             12,040
 Interest expense                                    (59,029)           (66,915)
                                                 -----------        -----------

   Total other income (expense)                      (10,972)           (54,875)
                                                 -----------        -----------

          See accompanying summary of accounting policies and notes to financial statements.
                                      F-4a

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                    Year              Year
                                                    Ended             Ended
                                                  January 31,       January 31,
                                                      2003              2002
                                                  -----------       -----------


Net income (loss) before tax                          134,161          (204,455)

Income taxes                                             --                --
                                                  -----------       -----------

Net income (loss)                                 $   134,161       $  (204,455)
                                                  ===========       ===========


Comprehensive income (loss)                       $   134,161       $  (204,455)
                                                  ===========       ===========


Net income (loss) per share -
 basic and diluted                                $      0.02       $     (0.03)
                                                  ===========       ===========




Weighted average number
 of common shares - basic and
 diluted                                            6,641,522         6,052,523
                                                  ===========       ===========








          See accompanying summary of accounting policies and notes to financial statements.
                                      F-4b


                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended January 31, 2003 and 2002

                        Common Stock          Additional
                        ------------            Paid-in     Accumulated
                     Shares        Amount       Capital       Deficit         Total
                  -----------   -----------   -----------   -----------    -----------
Balance,
 January 31,
 2001               4,692,750   $        47   $   122,088   $  (619,787)   $  (497,652)

Contributed
 services                --            --          20,000          --           20,000

April 30, 2001:
 Common stock
 issued to
 inventors for
 world-wide
 licensing
 rights
 at $1.06 per
 share              1,328,975            13     1,408 701          --        1,408,714

April 30, 2001:
 Common stock
 issued for
 cash and
 inventory
 credit at
 $1.06 per
 share                469,275             5       499,995          --          500,000

Net loss for
 the period              --            --            --        (204,455)      (151,628)
                  -----------   -----------   -----------   -----------    -----------

Balance
 January 31,
           2002     6,491,000            65     2,050,784      (824,242)     1,226,607

June 18, 2002:
 Common stock
 issued for
 cash at $.50
 per share             60,000          --          30,000          --           30,000



          See accompanying summary of accounting policies and notes to financial statements.
                                      F-5a

                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2003 and 2002



                      Common Stock          Additional  Accumulated
                  -----------------------     Paid-in    (Deficit)
                    Shares       Amount       Capital      Equity       Total
                  ----------   ----------   ----------   ----------   ----------

June 18, 2002:
 Adjustment
 to stock
 issued in
 2001 for
 cash and
 inventory
 credit              179,825            2       89,910         --         89,912

January 31, 2003:
Common stock
 issued for
 inventory
credit at
 $.50 per
 share               500,000            5      249,996         --        250,001


Net income for
 the period             --           --           --        134,161      134,161
                  ----------   ----------   ----------   ----------   ----------


Balance
 January 31,
   2003            7,230,825   $       72   $2,420,690   $(690,081)   $1,730,681
                  ==========   ==========   ==========   =========    ==========



            See accompanying summary of accounting policies and notes
                            to financial statements.
                                      F-5b

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Year        Year
                                                           Ended       Ended
                                                        January 31,  January 31,
                                                            2003         2002
                                                         ---------    ---------

CASH INCREASE (DECREASE):
Cash flows from
 operating
 activities:
 Net income (loss)                                       $ 134,161    $(204,455)

Adjustments to
 reconcile net income
(loss) to net cash
 used in operating
 activities:
  Amortization                                              76,723       59,114
  Depreciation                                              21,062       14,738
  Contributed
   services                                                   --         20,000

Changes in assets
 and liabilities:
  Accounts receivable                                      (64,385)     (15,343)
  Inventory                                                (59,227)    (118,828)
  Inventory credit note                                   (145,790)    (100,465)
  Prepaid expenses                                           2,715        4,435
  Accounts payable                                        (118,951)     (99,812)
  Accrued interest                                           5,000       55,833
                                                         ---------    ---------

Net cash used in
 operating
 activities                                               (142,888)    (183,853)
                                                         ---------    ---------

Cash flows from
 investing
 activies:
  Cash paid for
   equipment                                                (4,583)      (3,081)
                                                         ---------    ---------

Net cash used
 in investing
 activities                                                 (4,583)      (3,081)
                                                         ---------    ---------



          See accompanying summary of accounting policies and notes to financial statements.
                                      F-6a

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                          Year         Year
                                                          Ended        Ended
                                                        January 31,  January 31,
                                                            2003         2002
                                                         ---------    ---------


Cash flows from
 financing
 activities:
 Net proceeds from
  sale of common
  stock                                                     30,000      200,000
 Principal payments on note                               (120,002)      (4,998)
                                                         ---------    ---------


Net cash provided
 by (used in)
 financing
 activities                                                (90,002)     195,002
                                                         ---------    ---------

Net increase in cash and
 cash equivalents                                           48,303        8,068

Cash and cash
 equivalents, beginning of
 period                                                     11,890        3,822
                                                         ---------    ---------

Cash and cash equivalents,
 end of period                                           $  60,193    $  11,890
                                                         =========    =========


Supplemental
 disclosures of cash
 flow information:
 Cash paid during the
  period for:
  Interest                                               $  54,029    $    --

  Income taxes                                           $    --      $    --
                                                         =========    =========

  Common stock issued
   against inventory
   credit note                                           $ 250,000    $ 300,000
                                                         =========    =========


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

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)

Patents and Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight-line method of amortization over twenty years and costs associated with acquiring patents are being amortized over five years.

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


Warranty Expenses


The Company warrants its products against defects in design, materials, and workmanship for one year. Most failed products returned by customers are returned to the manufacturer for full replacement, with no net warranty cost to the Company. Therefore , no warranty expense accrual has been recorded in connection with such product replacements. Minor repairs, which are performed by an outside independent contractor, have proven to be immaterial to the Company's operations, and are expensed as incurred.

                           EXHAUST TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                 For the Years Ended January 31, 2003 and 2002


1.    Going Concern

From the Company's inception in July, 1998 through its year ended January 31 2002, it incurred operating losses, had a working capital deficit, limited revenues, and an untested market for its products. These factors raised substantial doubt as to the Company's ability to continue as a going concern. Accordingly, the Company's financial statements during those periods included a qualification as to the Company's ability to continue as a going concern.

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


2.    Patents and Licensing Rights

In 1998, the Company acquired exclusive ninety-nine (99) year licensing rights to manufacture, develop and market the Turbolator and the PHTEM in the United States from the Company's president and his son ("inventors") under separate licensing agreements. The licenses were acquired through the issuance of 4,350,000 shares of common stock, valued at $15,841, which represented the inventors' historical cost basis in the licenses. Pursuant to the terms of the agreements and subsequent modifications, the Company is required to generate sales of the turbolator and the PHTEM of at least $100,000 per year, beginning in fiscal 2002 and continuing for all years thereafter, in order to retain the licensing rights. On April 30, 2001 the licensing rights territory was increased to include world-wide rights and 1,328,975 shares, valued at $1,408,714, were issued for those rights..

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

In April, 2002 the Company issued 179,825 shares of common stock in exchange for tooling costs.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     In June 2002, we issued an additional 179,825 shares of common stock to Wang Wen Yuan in exchange for tooling costs.

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

SUMMARY COMPENSATION TABLE [1]
(a)                 (b)        (c)          (d)         (e)          (f)
                                                             Restricted
                                                             Stock Award(s),
                                                             Securities
                                                    Other    Underlying Options/
Name and                                            Annual   SARs, All LTIP
Principal                                           Compen-  Payouts, Other
Position            Year     Salary      Bonus      sation   Compensation

Robert E            2003          --       --      168,000 [4]      --
 Sterling           2002    20,000 [3]     --             --        --
  President         2001    20,000 [3]     --             --        --
                    2000    30,000 [3]     --      10,000 [2]       --
                    1999          --       --             --        --
                    1998          --       --             --        --

Ronald L            2003          --       --             --        --
 Allen              2002          --       --             --        --
  Vice              2001          --       --             --        --
  President         2000          --       --      10,000 [2]       --
                    1999          --       --             --        --
                    1998          --       --             --        --
William A           2003          --       --             --        --
 Sutherland         2002          --       --             --        --
  Secretary-        2001          --       --             --        --
  Treasurer         2000          --       --      10,000 [2]       --
                    1999          --       --             --        --
                    1998          --       --             --        --

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

(b) The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC File #333-30838 on February 22, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:


Exhibit No.    Document Description
-----------    -------------------------------------------------

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


SIGNATURES                     TITLE                DATE


                          President, Chief      March   , 2004
---------------------     Executive Officer           --
Robert E. Sterling        and Member of the
                          Board of Directors



                          Vice President and    March   , 2004
---------------------     Member of the Board         --
Ronald L. Allen           of Directors



                          Secretary/Treasurer   March   , 2004
---------------------     and Chief Financial         --
William A. Sutherland     Officer and Member
                          of the Board of
                          Directors