Form 10QSB/A
period 2003-04-30
EXHAUST TECHNOLOGIES INC
filed 2004-03-26
CIK 1067612

AMENDED

                       US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 2003
                               --------------------


                                       OR


(_) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                To
                         ----------------  ----------------

Commission file number      000-25875
                          -------------


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





Part I - Financial Information

Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------



                                                          April        January
                                                         30, 2003        31,
                                                       (Unaudited)      2003
                                                       -----------   -----------


     ASSETS
     ------

CURRENT:
  Cash and cash equivalents                            $   116,427   $    60,193
  Accounts receivable                                      114,011        78,442
  Inventory                                                789,445       405,889
  Inventory credit note                                     36,462       303,746
  Prepaid expenses                                           1,998         4,995
                                                       -----------   -----------

         TOTAL CURRENT ASSETS                            1,058,343       853,265


EQUIPMENT, net of accumulated
  depreciation of $54,630 and $53,627                      193,835       195,488


OTHER ASSETS:
  Patents, net of accumulated
   amortization of $28,942 and $26,742                       3,092         4,692

  Licensing rights, net of accumulated
   amortization of $140,872 and $123,263                 1,267,842     1,285,451
                                                       -----------   -----------



         TOTAL ASSETS                                  $ 2,523,112   $ 2,338,896
                                                       ===========   ===========








                   (See notes to interim financial statements)
                                                                             -3-

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------



                                                        April        January
                                                      30, 2003          31,
                                                     (Unaudited)       2003
                                                     -----------    -----------


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------


CURRENT:
  Accounts payable                                   $    15,868    $    10,764
  Advances from related party                             12,037           --
  Accrued interest payable                                 1,954           --
  Accrued interest-related party                         107,698         97,451
  Current portion of long-term
   bank debt (Note 5)                                     97,702         97,702
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       235,259        205,917

LONG-TERM DEBT:
  Long-term portion of bank debt
   (Note 5)                                              411,740        402,298
                                                     -----------    -----------

         TOTAL LIABILITIES                               646,999        608,215
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    7,230,825 shares outstanding                              72             72
  Additional paid-in capital                           2,420,690      2,420,690
  Accumulated deficit                                   (544,649)      (690,081)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                    1,876,113      1,730,681
                                                     -----------    -----------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $ 2,523,112    $ 2,338,896
                                                     ===========    ===========








                   (See notes to interim financial statements)
                                                                             -4-

                  EXHAUST TECHNOLOGIES, INC.
                     STATEMENTS OF INCOME
                         (Unaudited)



                                                           Three        Three
                                                          Months       Months
                                                           Ended        Ended
                                                           April        April
                                                             30,          30,
                                                            2003         2002
                                                         ---------    ---------


SALES AND OTHER REVENUE:
  Sales of product                                       $ 222,215    $  68,168
  Royalty income                                           250,000      149,983
                                                         ---------    ---------

   Total revenue                                           472,215      218,151

COST OF SALES                                              191,851       52,010
                                                         ---------    ---------

   Gross profit                                            280,364      166,141
                                                         ---------    ---------

OPERATING EXPENSES:
 Professional services                                       5,224       15,672
 Research and development                                      991       11,805
 Advertising                                                 5,022        4,477
 Office expense                                              6,440        8,307
 Compensation                                               11,730       11,730
 Amortization                                               19,209        1,575
 Management fees                                            36,000       24,000
 Rent                                                       14,400        9,000
 Travel and entertainment                                    2,753        6,148
 Supplies                                                    1,004          545
 Discounts                                                   7,145         --
 Telephone                                                     976         --
 Vehicle expense                                             3,900         --
 Repairs                                                     2,373        4,220
 Insurance                                                   2,997        4,626
                                                         ---------    ---------

Total operating expenses                                   120,164      102,105
                                                         ---------    ---------

Income from operations                                     160,200       64,036
                                                         ---------    ---------

Other income (expense):
 Miscellaneous income                                         --         48,056
 Interest expense                                          (14,768)     (15,423)
                                                         ---------    ---------

Total other income (expense)                               (14,768)      32,633
                                                         ---------    ---------


                   (See notes to interim financial statements)
                                                                             -5-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


Net income before taxes                                    145,432        96,669

Income taxes                                                  --            --
                                                        ----------    ----------

Net income                                              $  145,432    $   96,669
                                                        ==========    ==========

Comprehensive income                                    $  145,432    $   96,669
                                                        ==========    ==========




Net loss per share-basic and
 diluted                                                $     0.02    $     0.01
                                                        ==========    ==========


Weighted average number of
 shares outstanding-basic
 and diluted                                             7,230,825     6,491,000
                                                        ==========    ==========





























                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                                    ---------


                                                          Three        Three
                                                         Months       Months
                                                          Ended        Ended
                                                        April 30,     April 30,
                                                          2003          2002
                                                       ----------    ----------

Cash flows from operating activities:
 Net income                                            $  145,432    $   96,669
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                           25,457         5,325
 Changes in assets and
  liabilities:
   Accounts receivable                                    (35,569)      (38,427)
   Accounts payable                                         5,104      (102,144)
   Inventory                                             (383,556)      (64,711)
   Inventory credit note                                  267,284       104,711
   Prepaid expenses                                         2,997         4,626
   Advances from related party                             12,037          --
   Accrued interest                                        12,201        13,750
                                                       ----------    ----------

Net cash provided by
 operating activities                                      51,387        19,799
                                                       ----------    ----------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                            (4,595)       (1,307)
                                                       ----------    ----------

Net cash used in
 investing activities                                      (4,595)       (1,307)
                                                       ----------    ----------










                   (See notes to interim financial statements)
                                                                             -7-

                  EXHAUST TECHNOLOGIES, INC.

                    STATEMENT OF CASH FLOWS
                  Increase (Decrease) in Cash
                          Continued


                                                          Three         Three
                                                         Months        Months
                                                          Ended         Ended
                                                        April 30,     April 30,
                                                          2003          2002
                                                       ----------    ----------


Cash flows from financing activities:
 Loan proceeds                                              9,442          --
 Principal payments on note                                 ( -- )      (30,000)
                                                       ----------    ----------

Net cash provided by (used in)
 financing activities                                      (9,442)      (30,000)
                                                       ----------    ----------

Net increase in cash                                       56,234       (11,508)

Cash, beginning of
 period                                                    60,193        11,890
                                                       ----------    ----------

Cash, end of period                                    $  116,427    $      382
                                                       ==========    ==========

Supplemental Disclosures
 of Cash Flow Information:

Cash Paid During Period
  for:
  Interest                                             $    2,568    $     --
                                                       ==========    ==========

  Income Taxes                                         $     --      $     --
                                                       ==========    ==========















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


Operating results for the three month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------


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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------


5. LONG-TERM DEBT

Long-term debt consists of the following:

       Note payable to bank, maturing $15,000
       monthly, including interest at 7%,
       collateralized by all assets of the
       Company, the guarantee of Bob Sterling
       Enterprises, Inc. (a company owned by
       the President of Exhaust Technologies,
       Inc.), assignment of a $300,000
       promissory note due RES Enterprises,
       Inc. (another company owned by the
       President of Exhaust Technologies,
       Inc.), and the personal guarantee of
       M. Louise Sterling, the wife of Robert
       E. Sterling, who is the president and
       majority stockholder of Exhaust
       Technologies, Inc.                                               $509,442

       Less current maturity                                              97,702
                                                                        --------

                                                                        $411,740
                                                                        ========


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
                                                      ==========

The proceeds from the above loan were used to pay off a related party loan in the principal amount of $500,000. Accrued interest due the related party, which aggregated $107,698 at April 30, 2003, remains a liability of the Company.

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


Three Months Ended April 30, 2003 (Unaudited) compared to the Three Months Ended April 30, 2002 (Unaudited)

                           EXHAUST TECHNOLOGIES, INC.

During the three months ended April 30, 2003 the Company recognized net revenue in the first quarter of fiscal 2004 of approximately $472,000 as compared to $218,000 for the same period of the prior fiscal year. The increase in the net revenue is the result of our products reaching a larger market due to marketing efforts and the collection of royalties.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses of approximately $120,000 for the three months ended April 30, 2003 as compared to approximately $102,000 for the three months ended April 30, 2002 increased primarily because of an increase in amortization expense of $18,000.

Other income (expense) decreased because of an accounting fee adjustment reported in the prior year did not occur during the current year.

Net Income (Loss)
-----------------

Primarily as a result of the foregoing factors, the Company's net income was approximately $145,000 compared to a net income of $96,000 for the three months ended April 30, 2003 and 2002, respectively.


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

                           EXHAUST TECHNOLOGIES, INC.


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

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended April 30, 2003, the Company filed Form 8-K with the Commission on April 23, 2003, terminating Certified Public Accountants. (Item 4 of Form 8-K)

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2004.



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