Form 10QSB
period 2003-10-31
EXHAUST TECHNOLOGIES INC
filed 2004-03-26
CIK 1067612

US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB


                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    October 31, 2003
                               ----------------------


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (X)

As of March 18, 2004 there were 13,430,825 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one) YES ( ) NO (X)

                           EXHAUST TECHNOLOGIES, INC.

                                   Form 10-QSB

                     For the Quarter Ended October 31, 2003






                                      INDEX


                                                                            Page
                                                                            ----


PART I - Financial Information


      Item 1 - Financial Statements (all financial statements are unaudited except the
               January 31, 2003 balance sheet):

             - Balance Sheets - October 31, 2003 and
               January 31, 2003                                              3-4

             - Statements of Income - Three months
               and nine months ended October 31, 2003
               and 2002                                                      5-7

             - Statements of Cash Flows - Nine months
               ended October 31, 2003 and 2002                               8-9

             - Notes To Financial Statements                               10-12



      Item 2 - Management's Discussion and Analysis
                and Plan of Operation                                      13-15


PART II - Other Information                                                15-16

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------



                                                         October      January
                                                         31, 2003        31,
                                                       (Unaudited)      2003
                                                       -----------   -----------


     ASSETS
     ------

CURRENT:
  Cash and cash equivalents                            $   218,278   $    60,193
  Accounts receivable                                      118,920        78,442
  Inventory                                                974,328       405,889
  Inventory credit note                                       --         303,746
  Prepaid expenses                                          18,917         4,995
                                                       -----------   -----------

         TOTAL CURRENT ASSETS                            1,330,443       853,265


EQUIPMENT, net of accumulated
  depreciation of $62,630 and $53,627                      181,339       195,488


OTHER ASSETS:
 Patents, net of accumulated
  amortization of $31,434 and $26,742                         --           4,692

 Licensing rights, net of accumulated
  amortization of $194,174 and $123,263                  3,384,540     1,285,451
                                                       -----------   -----------


         TOTAL ASSETS                                  $ 4,896,322   $ 2,338,896
                                                       ===========   ===========








                   (See notes to interim financial statements)
                                                                             -3-

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 --------------



                                                       October       January
                                                       31, 2003         31,
                                                     (Unaudited)       2003
                                                     -----------    -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT:
  Accounts payable                                   $   339,189    $    10,764
  Advances from related party                             61,699           --
  Accrued interest payable                                 1,954           --
  Accrued interest-related party                         132,392         97,451
  Current portion of long-term
   bank debt (Note 5)                                    154,152         97,702
                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                       689,386        205,917

LONG-TERM DEBT:
  Long-term portion of bank debt
   (Note 5)                                              283,023        402,298
                                                     -----------    -----------

         TOTAL LIABILITIES                               972,409        608,215
                                                     -----------    -----------

Committments and Contingencies                              --             --
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    13,430,825 shares and
    7,230,825 shares outstanding                             134             72
  Additional paid-in capital                           4,590,628      2,420,690
  Accumulated deficit                                   (666,849)      (690,081)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                    3,923,913      1,730,681
                                                     -----------    -----------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $ 4,896,322    $ 2,338,896
                                                     ===========    ===========







                   (See notes to interim financial statements)
                                                                             -4-

                               EXHAUST TECHNOLOGIES, INC.
                                  STATEMENTS OF INCOME
                                      (Unaudited)
                                      -----------


                                 Three        Three        Nine         Nine
                                 Months       Months       Months       Months
                                 Ended        Ended        Ended        Ended
                                October      October      October      October
                                  31,          31,          31,          31,
                                 2003         2002         2003         2002
                              ----------   ----------   ----------   ----------

SALES AND OTHER REVENUE:
  Sales of product            $  407,746   $  215,478   $  800,685   $  361,902
  Royalty income                  65,224      125,000      315,224      374,966
                              ----------   ----------   ----------   ----------

   Total revenue                 472,970      340,478    1,115,909      736,868

COST OF SALES                    267,518      163,178      570,611      270,239
                              ----------   ----------   ----------   ----------

   Gross profit                  205,452      177,300      545,298      466,629
                              ----------   ----------   ----------   ----------

OPERATING EXPENSES:
 Professional services            26,731        4,989       43,314       26,907
 Research and
  development                      1,615        4,230        5,369       24,087
 Advertising                      30,775       32,894       50,605       46,684
 Office expense                    7,359       12,335       23,191       29,434
 Compensation                     11,730       20,730       35,190       44,190
 Amortization                     37,185        1,575       75,603        4,725
 Management fees                  54,000       24,000      132,000       72,000
 Rent                             17,400        9,000       47,200       27,000
 Travel and entertainment          9,815          697       16,889        7,264
 Supplies                            336          718        3,542        1,624
 Discounts                         6,909         --         21,350         --
 Dues and subscriptions             --             68         --             68




                   (See notes to interim financial statements)
                                                                             -5-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   -----------


                                  Three       Three          Nine        Nine
                                  Months      Months        Months      Months
                                  Ended       Ended         Ended       Ended
                                 October     October       October     October
                                   31,          31,          31,          31,
                                  2003         2002         2003         2002
                               ---------    ---------    ---------    ---------

 Telephone                           836        3,146        2,780         --
 Vehicle expense                   3,900         --         11,700         --
 Repairs                           1,209         --          4,944        8,172
 Insurance                         7,036       (2,778)      15,889        5,931
                               ---------    ---------    ---------    ---------

Total operating expenses         216,836      111,604      489,566      298,086
                               ---------    ---------    ---------    ---------

Income (loss) from operations    (11,384)      65,696       55,732      168,543
                               ---------    ---------    ---------    ---------


Other income (expense):
 Miscellaneous income               --           --           --         71,574
 Interest expense                 (8,457)     (14,547)     (32,500)     (44,983)
                               ---------    ---------    ---------    ---------

    Total other income
     (expense)                    (8,457)     (14,547      (32,500)      26,591
                               ---------    ---------    ---------    ---------

Net income (loss)
 before taxes                    (19,841)      51,149       23,232      195,134

Income taxes                        --           --           --           --
                               ---------    ---------    ---------    ---------

Net income (loss)              $ (19,841)   $  51,149    $  23,232    $ 195,134
                               =========    =========    =========    =========

Comprehensive income           $ (19,841)   $  51,149    $  23,232    $ 195,134
                               =========    =========    =========    =========



                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                  Three       Three          Nine        Nine
                                  Months      Months        Months      Months
                                  Ended       Ended         Ended       Ended
                                 October      October      October      October
                                   31,          31,          31,          31,
                                  2003         2002         2003         2002
                               ----------   ----------   ----------   ----------





Net income (loss) per share-
 basic and diluted             $      (--)  $     0.01   $     --     $     0.03
                               ==========   ==========   ==========   ==========

Weighted average
 number of shares


 outstanding-
 basic and diluted             11,280,444   6 ,730,825   9 ,110,455    6,650,883
                               ==========   ==========   ==========   ==========

























                   (See notes to interim financial statements)
                                                                             -7-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   Unaudited
                                   ---------


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                     October 31,    October 31,
                                                        2003           2002
                                                     -----------    -----------


Cash flows from
 operating activities:
 Net income                                          $    23,232    $   195,134
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                          94,347         15,975
 Changes in assets and
  liabilities:
   Accounts receivable                                   (40,478)       (64,512)
   Accounts payable                                      328,425       (123,488)
   Inventory                                            (568,439)       (26,081)
   Inventory credit note                                 303,746         92,819
   Prepaid expenses                                      (13,922)          (282)
   Advances from related party                            61,699           --
   Accrued interest                                       36,895         41,250
                                                     -----------    -----------

Net cash provided by
 operating activities                                    225,505        130,815
                                                     -----------    -----------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                           (4,595)        (3,999)
                                                     -----------    -----------

Net cash used in
 investing activities                                     (4,595)        (3,999)
                                                     -----------    -----------










                   (See notes to interim financial statements)
                                                                             -8-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENT OF CASH FLOWS
                          Increase (Decrease) in Cash
                                   Continued
                                   ---------


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                     October 31,    October 31,
                                                        2003           2002
                                                     -----------    -----------


Cash flows from financing activities:
 Loan proceeds                                             9,442           --
 Net proceeds from sale of
  common stock                                              --           30,000
 Principal payments on note                              (72,267)       (90,002)
                                                     -----------    -----------

Net cash provided by (used in)
 financing activities                                    (62,825)       (60,002)
                                                     -----------    -----------

Net increase in cash                                     158,085         66,814

Cash, beginning of
 period                                                   60,193         11,890
                                                     -----------    -----------

Cash, end of period                                  $   218,278    $    78,704
                                                     ===========    ===========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                                           $    20,299    $     3,733
                                                     ===========    ===========

  Income Taxes                                       $      --      $      --
                                                     ===========    ===========













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


Operating results for the three month and nine month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

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

4.   LICENSE AGREEMENTS

During the quarter ended October 31, 2001, the Company entered into two separate agreements licensing rights to its patents. The terms of the licenses are enforceable for the life of the patents. Quarterly royalties are payable to the Company with certain minimum royalties due quarterly and annually. The Company has also retained the right to produce and sell its products in the United States and Canada under their branded trademark. One of the license agreements has been terminated by the licensee effective December 31, 2003.

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------


5.   LONG-TERM DEBT

Long-term debt consists of the following:

       Note payable to bank, maturing $15,000
       monthly, including interest at 7%,
       collateralized by all assets of the
       Company, the guarantee of Bob Sterling
       Enterprises, Inc. (a company owned by
       the President of Exhaust Technologies,
       Inc.), assignment of a $300,000
       promissory note due RES Enterprises,
       Inc. (another company owned by the
       President of Exhaust Technologies,
       Inc.), and the personal guarantee of
       M. Louise Sterling, the wife of Robert
       E. Sterling, who is the president and
       majority stockholder of Exhaust
       Technologies, Inc.                                          $     437 175

       Less current maturity                                             154 152
                                                                   -------------

                                                                   $     283 023
                                                                   =============


Long-term debt maturities as of October 31, 2003, are as follows:

                     Year                               Amount
                     ----                             ----------

                     2004                             $  154,152
                     2005                                165,409
                     2006                                117,614
                                                      ----------

                                                      $  437,175
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


Three Months and Nine Months Ended October 31, 2003 (Unaudited) compared to the Three Months and Nine Months Ended October 31, 2002 (Unaudited)

                           EXHAUST TECHNOLOGIES, INC.



During the three months ended October 31, 2003 the Company recognized total revenue in the third quarter of fiscal 2004 of approximately $473,000 as compared to $340,000 for the same period of the prior fiscal year and approximately $1,116,000 for the nine months ended October 31, 2003 as compared to $737,000 for the same period of the prior year. The increase in total revenue for the three month period is the result of increased sales of product as our customer base is expanding ahile we had a decrease in royalty collections as one licensee has notified the Company that it is terminating the license agreement at December 31, 2003. The increase in total revenue for the nine months ended October 31, 2003 as compared to the same nine month period of the prior year is the result of our products reaching a larger market due to marketing efforts.

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended October 31, 2003 to approximately $217,000 from approximately $112,000 for the same three month period in 2002. The increase of $105,000 was due to increases in professional services of approximately $21,000 due to legal fees for patent applications and audit fees, decreases in research and development of approximately $3,000 as the Company concentrates on marketing rather than development and administrative expenses increased $87,000 as a result of increased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest decreased approximately $6,000 as a result of decreases in interest rates.

For the nine months ended October 31, 2003, operating expenses increased approximately $191,000 for the same nine month period of last year as a result of increases in professional development of approximately $16,000 due to audit fees and legal fees for patent applications, decreases in research and development of approximately $19,000 as the Company concentrates on increased sales rather than new products and increases in administrative expenses of approximately $194,000 as the Company increases its sales operations and supports its royalty agreements. Additionally, interest decreased approximately $12,000 because of interest rate declines. Other income decreased approximately $71,000 because of no revenue being generated outside of operations.

                           EXHAUST TECHNOLOGIES, INC.


Net Income (Loss)
-----------------

Primarily as a result of the foregoing factors, the Company's net loss was approximately $20,000 compared to a net income of $51,000 for the three months ended October 31, 2003 and 2002, respectively and a net income of approximately $23,000 compared to approximately $195,000 for the nine months ended October 31, 2003 and 2002, respectively.


Financial Conditions and Liquidity
----------------------------------

At October 31, 2003, the Company had approximately $218,000 of cash. For the nine months ended October 31, 2003, the Company received approximately $760,000 from collections of product sales and approximately $315,000 in advance royalty payments. The Company expended approximately $917,000 for the nine months ended October 31, 2003, to market the Company's products and operate the Company. Future funds required to carry out management's plans are expected to be derived from royalty receipts, product sales and borrowings. If none of the alternatives are successful, we may have to cease operations.



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

                           EXHAUST TECHNOLOGIES, INC.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters presented to the shareholders for vote during the three months ended October 31, 2003.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended October 31, 2003, the Company did not file any reports on Form 8-K.

                                   SIGNATURES




Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 2004.



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