Form 10QSB/A
period 2003-07-31
EXHAUST TECHNOLOGIES INC
filed 2004-03-29
CIK 1067612

AMENDED
                       US SECURITIES & EXCHANGE COMMISSION
                               WASHINGTON DC 20549
                                   Form 10-QSB

                                   (Mark One)


(X) QUARTERLY REPORT UNDER SECTION 13 or (15)D OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    July 31, 2003
                               -------------------


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

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 ==============



                                                         July          January
                                                       31, 2003           31,
                                                     (Unaudited)          2003
                                                      ----------      ----------

     ASSETS

CURRENT:
  Cash and cash equivalents                           $  128,953      $   60,193
  Accounts receivable                                    101,812          78,442
  Inventory                                              945,650         405,889
  Inventory credit note                                     --           303,746
  Prepaid expenses                                        26,011           4,995
                                                      ----------      ----------

         TOTAL CURRENT ASSETS                          1,202,426         853,265


EQUIPMENT, net of accumulated
  depreciation of $56,382 and $53,627                    187,587         195,488


OTHER ASSETS:
  Patents, net of accumulated
   amortization of $29,942 and $26,742                     1,492           4,692

  Licensing rights, net of accumulated
   amortization of $158,481 and
   $123,263                                            1,250,233       1,285,451
                                                      ----------      ----------





         TOTAL ASSETS                                 $2,641,738      $2,338,896
                                                      ==========      ==========





                   (See notes to interim financial statements)
                                                                             -3-

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                     July             January
                                                   31, 2003              31,
                                                  (Unaudited)            2003
                                                  -----------       -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT:
  Accounts payable                                $   222,352       $    10,764
  Advances from related party                          37,569              --
  Accrued interest payable                              1,954              --
  Accrued interest-related party                      132,392            97,451
  Current portion of long-term
   bank debt (Note 5)                                 151,477            97,702
                                                  -----------       -----------

         TOTAL CURRENT LIABILITIES                    545,744           205,917

LONG-TERM DEBT:
  Long-term portion of bank debt
   (Note 5)                                           322,240           402,298
                                                  -----------       -----------

         TOTAL LIABILITIES                            867,984           608,215
                                                  -----------       -----------

Committments and Contingencies                           --                --
                                                  -----------       -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.00001 par value,
    100,000,000 shares authorized,
    7,230,825 shares outstanding                           72                72
  Additional paid-in capital                        2,420,690         2,420,690
  Accumulated deficit                                (647,008)         (690,081)
                                                  -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                 1,773,754         1,730,681
                                                  -----------       -----------


         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                     $ 2,641,738       $ 2,338,896
                                                  ===========       ===========








                   (See notes to interim financial statements)
                                                                             -4-

                               EXHAUST TECHNOLOGIES, INC.
                                  STATEMENTS OF INCOME
                                      (Unaudited)


                                    Three       Three       Six         Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                     July        July        July        July
                                     31,         31,         31,         31,
                                      2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------

SALES AND OTHER REVENUE:
  Sales of product                  $170,724    $ 78,256    $392,939    $146,424
  Royalty income                        --        99,983     250,000     249,966
                                    --------    --------    --------    --------

   Total revenue                     170,724     178,239     642,939     396,390

COST OF SALES                        111,272      55,051     303,093     107,061
                                    --------    --------    --------    --------

   Gross profit                       59,482     123,188     339,846     289,329
                                    --------    --------    --------    --------

OPERATING EXPENSES:
 Professional services                11,359       6,246      16,583      21,918
 Research and
  development                          2,763       8,052       3,754      19,857
 Advertising                          14,808       9,313      19,830      13,790
 Office expense                        9,392       8,792      15,832      17,099
 Compensation                         11,730      11,730      23,460      23,460
 Amortization                         19,209       1,575      38,418       3,150
 Management fees                      42,000      24,000      78,000      48,000
 Rent                                 15,400       9,000      29,800      18,000
 Travel and entertainment              4,321         419       7,074       6,567
 Supplies                              2,202         361       3,206         906
 Discounts                             7,296        --        14,441        --


                   (See notes to interim financial statements)

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three       Three        Six         Six
                                   Months      Months       Months      Months
                                   Ended       Ended        Ended       Ended
                                   July        July         July        July
                                    31,         31,          31,         31,
                                   2003         2002        2003         2002
                               ---------    ---------    ---------    ---------

 Telephone                           968         --          1,944         --
 Vehicle expense                   3,900         --          7,800         --
 Repairs                           1,362          806        3,735        5,026
 Insurance                         5,856        4,083        8,853        8,709
                               ---------    ---------    ---------    ---------

Total operating expenses         152,566       84,377      272,730      186,482
                               ---------    ---------    ---------    ---------

Income (loss) from operations    (93,084)      38,811       67,116      102,847
                               ---------    ---------    ---------    ---------


Other income (expense):
 Miscellaneous income               --         23,518         --         71,574
 Interest expense                 (9,275)     (15,013)     (24,043)     (30,436)
                               ---------    ---------    ---------    ---------

    Total other income
     (expense)                    (9,275)       8,505      (24,043)      41,138
                               ---------    ---------    ---------    ---------






Net income (loss)
 before taxes                    (99,359)      47,316       43,073      143,985

Income taxes                        --           --           --           --
                               ---------    ---------    ---------    ---------

Net income (loss)              $ (99,359)   $  47,316    $  43,073    $ 143,985
                               =========    =========    =========    =========

Comprehensive income           $ (99,359)   $  47,316    $  43,073    $ 143,985
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
                               ==========   ==========  ==========   ==========






                   (See notes to interim financial statements)
                                                                             -7-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   Unaudited


                                                          Six           Six
                                                         Months        Months
                                                          Ended         Ended
                                                         July 31,      July 31,
                                                            2003         2002
                                                         ---------    ---------

Cash flows from operating activities:
 Net income                                              $  43,073    $ 143,985
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                            50,914       10,650
 Changes in assets and
  liabilities:
   Accounts receivable                                     (23,370)     (41,084)
   Accounts payable                                        211,588     (109,673)
   Inventory                                              (539,761)    (120,802)
   Inventory credit note                                   303,746      176,143
   Prepaid expenses                                        (21,016)      (3,279)
   Advances from related party                              37,569         --
   Accrued interest                                         36,895       27,500
                                                         ---------    ---------

Net cash provided by
 operating activities                                       99,638       83,440
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (4,595)      (3,999)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (4,595)      (3,999)
                                                         ---------    ---------






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

During the year ended January 31, 2003, the Company began receiving revenues from sales of its products and royalty
                                                                            -10-

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS


payments from license agreements. As a result, the Company's financial statements for the year ended January 31, 2003 reflected net income and an operating profit, positive working capital and stockholders' equity, and an expectation that sales of the Company's products and royalty income would continue in future periods. Management believes that the issues that previously gave rise to a going-concern qualification no longer exist. Accordingly, the going-concern qualification has been removed effective with the 2003 financial statements.


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

                                                      $  473 717

       Less current maturity                             151 477
                                                      ----------

                                                      $  322 240
                                                      ==========


Long-term debt maturities as of July 31, 2003, are as follows:

                     Year                               Amount

                     2004                             $  151 477
                     2005                                162 538
                     2006                                159 702
                                                      ----------

                                                      $  473 717
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


Three Months and Six Months Ended July 31, 2003 (Unaudited) compared to the Three Months and Six Months Ended July 31, 2002
(Unaudited)

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

Operating expenses include those costs incurred to bring the Company's product to market relative to research and development, sales, marketing, and general administration. Operating expenses increased for the three months ended July 31, 2003 to approximately $152,000 from approximately $84,000 for the same three month period in 2002. The increase of $68,000 was due to increases in professional services of approximately $5,000 due to legal fees for patent applications, decreases in research and development of approximately $5,000 as the Company concentrates on marketing rather than development and administrative expenses increased $101,000 as a result of increased operations as the Company expands its customer base and services its royalty contracts. Additionally, interest decreased approximately $6,000 as a result of decreases in interest rates. Other income decreased approximately $23,000 as the Company did not receive any revenue outside of operations.

For the six months ended July 31, 2003, operating expenses increased approximately $86,000 for the same six month period of last year as a result of decreases in professional development of approximately $5,000 due to reduced legal fees as the patent applications have been reduced, decreases in research and development of approximately $16,000 as the Company concentrates on increased sales rather than new products and increases in administrative expenses of approximately $107,000 as the Company increases its sales operations and supports its royalty agreements. Additionally, interest decreased approximately $6,000 because of interest rate declines. Other income decreased approximately $71,000 because of no revenue being generated outside of operations.

                           EXHAUST TECHNOLOGIES, INC.


Net Income (Loss)

Primarily as a result of the foregoing factors, the Company's net loss was approximately $99,000 compared to a net income of $47,000 for the three months ended July 31, 2003 and 2002, respectively and a net income of approximately $43,000 compared to approximately $144,000 for the six months ended July 31, 2003 and 2002, respectively.


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