Form 10KSB/A
period 2003-01-31
EXHAUST TECHNOLOGIES INC
filed 2004-07-07
CIK 1067612

AMENDED
                                   FORM 10-KSB

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

Exhaust Technologies, Inc.

Balance Sheets ...........................................................   F-3
Statements of Loss .......................................................   F-4
Statements of Changes in Stockholders' (Deficit) Equity ...................  F-5
Statements of Cash Flows .................................................   F-6
Summary of Accounting Policies ...................................   F-7 to F-11
Notes to Financial Statements ...................................   F-12 to F-15

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


[1] The personmed above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Messrs. Sterling, Allen and Sutherland are the only "promoters" of our company.



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


SIGNATURES                     TITLE                DATE


/s/Robert E. Sterling
------------------------     President, Chief         March   , 2004
Robert E. Sterling           Executive Officer
                             and Member of the
                             Board of Directors


/s/Ronald L. Allen
------------------------     Vice President and       March   , 2004
Ronald L. Allen              Member of the Board
                             of Directors


/s/William A. Sutherland
------------------------     Secretary/Treasurer      March   , 2004
William A. Sutherland        and Chief Financial
                             Officer and Member
                             of the Board of
                             Directors

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                     January 31,    January 31,
                                                          2003           2002
                                                     -----------    -----------


                 ASSETS
                 ------


CURRENT ASSETS:
 Cash and cash equivalents                           $    60,193    $    11,890
 Accounts receivable, less allowance
  for doubtful accounts of $-0-
  and $4,256                                              78,442         22,986
 Accounts receivable-related party                          --           15,765
 Inventory                                               405,889        346,662
 Inventory credit note                                   303,746        199,535
 Prepaid expenses                                          4,995          7,710
                                                      ----------     ----------

     TOTAL CURRENT ASSETS                                853,265        604,548
                                                      ----------     ----------


EQUIPMENT                                                249,115        154,620
 Less accumulated depreciation                            53,627         32,565
                                                      ----------     ----------

     TOTAL EQUIPMENT                                     195,488        122,055
                                                      ----------     ----------


OTHER ASSETS:
 Patents, net of accumulated
  amortization of $26,742 and
  $20,455 (Note 2)                                         4,692         10,979

 Licensing rights, net of
  accumulated amortization of
  $123,263 and $52,827 (Note 2)                        1,285,451      1,355,887
                                                      ----------     ----------






                                                     $ 2,338,896    $ 2,093,469
                                                      ==========     ==========




          See accompanying summary of accounting policies and notes to financial statements.
                                      F-3a

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                      January 31,    January 31,
                                                           2003           2002
                                                      -----------    -----------


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------


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
                                                      ===========   ===========





          See accompanying summary of accounting policies and notes to financial statements.
                                      F-4b



                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Years ended January 31, 2003 and 2002

                               Additional
                Common Stock    Paid-in     Accumulated
                   Shares        Amount       Capital       Deficit         Total
                -----------   -----------   -----------   -----------    -----------
Balance,
 January 31,
 2001             4,692,750   $        47   $   122,088   $  (619,787)   $  (497,652)

Contributed
 services              --            --          20,000          --           20,000

April 30, 2001:
 Common stock
 issued to
 inventors for
 world-wide
 licensing
 rights
 at $1.06 per
 share            1,328,975            13     1,408,701          --        1,408,714

April 30, 2001:
 Common stock
 issued for
 cash and
 inventory
 credit at
 $1.06 per
 share              469,275             5       499,995          --          500,000

Net loss for
 the period            --            --            --        (204,455)      (151,628)
                -----------   -----------   -----------   -----------    -----------

Balance
 January 31,
 2002             6,491,000            65     2,050,784      (824,242)     1,226,607

June 18, 2002:
 Common stock
 issued for
 cash at $.50
 per share           60,000          --          30,000          --           30,000




          See accompanying summary of accounting policies and notes to financial statements.
                                      F-5a



                           EXHAUST TECHNOLOGIES, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended January 31, 2003 and 2002


                                              Additional  Accumulated
                        Common Stock            Paid-in    (Deficit)
                      Shares       Amount       Capital      Equity         Total
                    ==========   ==========   ==========   ==========    ==========

June 18, 2002:
 Adjustment
 to stock
 issued in
 2001 for
 cash and
 inventory
 credit                179,825            2       89,910         --          89,912

January 31, 2003:
Common stock
 issued for
 inventory
credit at
 $.50 per
 share                 500,000            5      249,996         --         250,001


Net income for
 the period               --           --           --        134,161       134,161
                    ----------   ----------   ----------   ----------    ----------


Balance
 January 31,
 2003                7,230,825   $       72   $2,420,690   $ (690,081)   $1,730,681
                    ==========   ==========   ==========   ==========    ==========




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

Revenue Recognition

Revenues and costs of Frevenues are recognized when products are shipped.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. F-8

                           EXHAUST TECHNOLOGIES, INC.

                         SUMMARY OF ACCOUNTING POLICIES
                  For the Years Ended January 31, 2003 and 2002
                                   (Continued)

Fair Value of Financial Instruments

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