Form 10QSB/A
period 2003-04-30
EXHAUST TECHNOLOGIES INC
filed 2004-07-07
CIK 1067612

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





Part I - Financial Information

Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           ==========================



                                         April        January
                                         30, 2003        31,
                                        (Unaudited)     2003


     ASSETS
     ------

CURRENT:
  Cash and cash equivalents                           $  116,427      $   60,193
  Accounts receivable                                    114,011          78,442
  Inventory                                              789,445         405,889
  Inventory credit note                                   36,462         303,746
  Prepaid expenses                                         1,998           4,995
                                                      ----------      ----------

         TOTAL CURRENT ASSETS                          1,058,343         853,265


EQUIPMENT, net of accumulated
  depreciation of $54,630 and $53,627                    193,835         195,488


OTHER ASSETS:
  Patents, net of accumulated
   amortization of $28,942 and $26,742                     3,092           4,692

  Licensing rights, net of accumulated
   amortization of $140,872 and
$123,263                                               1,267,842       1,285,451
                                                      ----------      ----------



         TOTAL ASSETS                                 $2,523,112      $2,338,896
                                                      ==========      ==========








                   (See notes to interim financial statements)
                                                                             -3-

                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                           ==========================



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
                                                  ===========       ===========








                   (See notes to interim financial statements)
                                                                             -4-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                           ==========================



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


                   (See notes to interim financial statements)
                                                                             -5-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)
                           ==========================


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
                                                    ==========        ==========

















                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                           ==========================


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










       (See notes to interim financial statements)
                                                                             -7-

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                           ==========================


                                                       Three          Three
                                                       Months         Months
                                                        Ended          Ended
                                                      April 30,       April 30,
                                                        2003           2002
                                                      ---------       ---------


Cash flows from financing activities:
 Loan proceeds                                            9,442            --
 Principal payments on note                               (--)          (30,000)
                                                      ---------       ---------

Net cash provided by (used in)
 financing activities                                    (9,442)        (30,000)
                                                      ---------       ---------

Net increase in cash                                     56,234         (11,508)

Cash, beginning of
 period                                                  60,193          11,890
                                                      ---------       ---------

Cash, end of period                                   $ 116,427       $     382
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

During the year ended January 31, 2003, the Company began receiving revenues from sales of its products and royaltypayments from license agreements. As a result, the Company's financial statements for the year ended January 31, 2003 reflected net income and an operating profit, positive working capital and stockholders' equity, and an expectation that sales of the Company's products and royalty income would continue in future periods. Management believes that the issues that previously gave rise to a going-concern qualification no longer exist. Accordingly, the going-concern qualification has been removed effective with the 2003 financial statements.

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================


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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================


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
                                                                        --------

                                                                        $411,740
                                                                        ========


Long-term debt maturities as of April 30, 2003, are as follows:

                                  Year                                   Amount
                                  ----                                  --------

                                  2004                                  $148,880
                                  2005                                   159,748
                                  2006                                   171,330
                                  2007                                    29,484
                                                                        --------

                                                                        $509,442
                                                                        ========

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