Form 10QSB/A
period 2003-07-31
EXHAUST TECHNOLOGIES INC
filed 2004-07-07
CIK 1067612

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

Part I - Financial Information
Item 1 - Financial Statements





                           EXHAUST TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                                 ==============



                                                          July         January
                                                        31, 2003          31,
                                                      (Unaudited)        2003
                                                      ----------      ----------


     ASSETS

CURRENT:
  Cash and cash equivalents                           $  128,953      $   60,193
  Accounts receivable                                    101,812          78,442
  Inventory                                              945,650         405,889
  Inventory credit note                                     --           303 746
  Prepaid expenses                                        26,011           4,995
                                                      ----------      ----------

         TOTAL CURRENT ASSETS                          1,202,426         853 ,65


EQUIPMENT, net of accumulated
  depreciation of $56,382 and $53,627                    187,587         195,488


OTHER ASSETS:
  Patents, net of accumulated
   amortization of $29,942 and $26,742                     1,492           4 ,92

  Licensing rights, net of accumulated
   amortization of $158,481 and
$123,263                                               1,250,233       1,285,451
                                                      ----------      ----------





         TOTAL ASSETS                                 $2,641,738      $2,338,896
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
                                                  ===========       ===========








                   (See notes to interim financial statements)
                                                                             -4-

                               EXHAUST TECHNOLOGIES, INC.
                                  STATEMENTS OF INCOME
                                      (Unaudited)
                                      ===========


                                    Three       Three       Six         Six
                                    Months      Months      Months      Months
                                    Ended       Ended       Ended       Ended
                                    July        July        July        July
                                     31,         31,         31,         31,
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------

SALES AND OTHER REVENUE:
  Sales of product                  $170,724    $ 78,256    $392,939    $146,424
  Royalty income                        --        99,983     250,000     249,966
                                    --------    --------    --------    --------

   Total revenue                     170,724     178,239     642,939     396,390

COST OF SALES                        111,272      55,051     303,093     107,061
                                    --------    --------    --------    --------

   Gross profit                       59,482     123,188     339,846     289,329
                                    --------    --------    --------    --------

OPERATING EXPENSES:
 Professional services                11,359       6,246      16,583      21,918
 Research and
  development                          2,763       8,052       3,754      19,857
 Advertising                          14,808       9,313      19,830      13,790
 Office expense                        9,392       8,792      15,832      17,099
 Compensation                         11,730      11,730      23,460      23,460
 Amortization                         19,209       1,575      38,418       3,150
 Management fees                      42,000      24,000      78,000      48,000
 Rent                                 15,400       9,000      29,800      18,000
 Travel and entertainment              4,321         419       7,074       6,567

 Supplies                              2,202         361       3,206         906
 Discounts                             7,296        -         14,441        -


                   (See notes to interim financial statements)
                                                                             -5-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   ===========

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
                               =========    =========    =========    =========

                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                                   ===========


                                 Three       Three        Six         Six
                                 Months      Months       Months      Months
                                 Ended       Ended        Ended       Ended
                                 July        July         July        July
                                  31,         31,          31,         31,
                                  2003        2002         2003        2002
                               ---------   ---------   ----------   ---------




Net income (loss) per share-
 basic and diluted             $   (0.01)  $    0.01   $     0.01   $    0.02
                               =========   =========   ==========   =========
Weighted average
 number of shares
 outstanding-
 basic and diluted             7,230,825   6,610,912    7,230,825   6,530,971
                               =========   =========   ==========   =========













                   (See notes to interim financial statements)
                                                                             -7-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                   Unaudited
                                   =========


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










                   (See notes to interim financial statements)
                                                                             -8-

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                                    =========


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

During the year ended January 31, 2003, the Company began receiving revenues from sales of its products and royalty payments from license agreements. As a result, the Company's financial statements for the year ended January 31, 2003 reflected net income and an operating profit, positive working capital and

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================

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

       Less current maturity                                             151 477
                                                                      ----------

                                                                     $   322 240
                                                                      ==========


Long-term debt maturities as of July 31, 2003, are as follows:

                               Year                                     Amount
                               ----                                     ------

                               2004                                  $   151 477
                               2005                                      162 538
                               2006                                      159 702
                                                                      ----------

                                                                     $   473 717
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


Financial Conditions and Liquidity
----------------------------------

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