Form 10QSB/A
period 2003-10-31
EXHAUST TECHNOLOGIES INC
filed 2004-07-07
CIK 1067612

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

                                       OR


( ) TRANSITION REPORT UNDER SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                To
                         ----------------  ----------------

Commission file number      000-25875
                         ----------------



                           EXHAUST TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


          Washington                                         91-1970433
          ----------                                         ----------
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






                   (See notes to interim financial statements)
                                                                             -5-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                           ==========================


                                 Three       Three          Nine        Nine
                                 Months      Months        Months      Months
                                 Ended       Ended         Ended        Ended
                                October      October      October      October
                                  31,          31,          31,          31,
                                 2003         2002         2003         2002
                               ---------    ---------    ---------    ---------

 Telephone                           836        3,146        2,780         --
 Vehicle expense                   3,900         --         11,700         --
 Repairs                           1,209         --          4,944        8,172
 Insurance                         7,036       (2,778)      15,889        5,931
                               ---------    ---------    ---------    ---------

Total operating expenses         216,836      111,604      489,566      298,086
                               ---------    ---------    ---------    ---------

Income (loss) from operations    (11,384)      65,696       55,732      168,543
                               ---------    ---------    ---------    ---------


Other income (expense):
 Miscellaneous income               --           --           --         71,574
 Interest expense                 (8,457)     (14,547)     (32,500)     (44,983)
                               ---------    ---------    ---------    ---------

    Total other income
     (expense)                    (8,457)     (14,547)     (32,500)      26,591
                               ---------    ---------    ---------    ---------

Net income (loss)
 before taxes                    (19,841)      51,149       23,232      195,134

Income taxes                        --           --           --           --
                               ---------    ---------    ---------    ---------

Net income (loss)              $ (19,841)   $  51,149    $  23,232    $ 195,134
                               =========    =========    =========    =========

Comprehensive income           $ (19,841)   $  51,149    $  23,232    $ 195,134
                               =========    =========    =========    =========



                   (See notes to interim financial statements)
                                                                             -6-

                           EXHAUST TECHNOLOGIES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)
                           ==========================


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
                                  ==========  ==========  ==========  ==========

Weighted average
 number of shares
 outstanding-
 basic and diluted                11,280 444   6,730,825   9,110,455   6,650,883
                                  ==========  ==========  ==========  ==========














                   (See notes to interim financial statements)
                                                                             -7-

                           EXHAUST TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Unaudited
                           ==========================


                                                        Nine         Nine
                                                        Months       Months
                                                        Ended        Ended
                                                      October 31,  October 31,
                                                          2003         2002
                                                       ---------    ---------

Cash flows from operating activities:
 Net income                                              $  23,232    $ 195,134
 Adjustments to
  reconcile net income
  to net cash used in
  operating activities:
   Amortization and
    depreciation                                            94,347       15,975
 Changes in assets and
  liabilities:
   Accounts receivable                                     (40,478)     (64,512)
   Accounts payable                                        328,425     (123,488)
   Inventory                                              (568,439)     (26,081)
   Inventory credit note                                   303,746       92,819
   Prepaid expenses                                        (13,922)        (282)
   Advances from related party                              61,699         --
   Accrued interest                                         36,895       41,250
                                                         ---------    ---------

Net cash provided by
 operating activities                                      225,505      130,815
                                                         ---------    ---------

Cash flows from
 investing activities:
 Cash paid for property
  and equipment                                             (4,595)      (3,999)
                                                         ---------    ---------

Net cash used in
 investing activities                                       (4,595)      (3,999)
                                                         ---------    ---------










                   (See notes to interim financial statements)
                                                                             -8-

                           EXHAUST TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash
                                    Continued
                           ==========================


                                       Nine            Nine
                                      Months          Months
                                       Ended           Ended
                                    October 31,     October 31,
                                       2003            2002
                                   -------------   -------------


Cash flows from financing activities:
 Loan proceeds                            9 442            -
 Net proceeds from sale of
  common stock                             -             30 000
 Principal payments on note            ( 72 267)     (   90 002)
                                     ----------      ----------

Net cash provided by (used in)
 financing activities                  ( 62 825)     (   60 002)
                                     ----------      ----------

Net increase in cash                    158 085          66 814

Cash, beginning of
 period                                  60 193          11 890
                                     ----------      ----------

Cash, end of period                 $   218 278     $    78 704
                                     ==========      ==========

Supplemental Disclosures
 of Cash Flow Information:

 Cash Paid During Period
  for:
  Interest                          $    20 299     $     3 733
                                     ==========      ==========

  Income Taxes                      $      -        $      -
                                     ==========      ==========













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

                           EXHAUST TECHNOLOGIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      =====================================

5.   LONG-TERM DEBT

Long-term debt consists of the following:

       Note payable to bank, maturing $15,000
       monthly, including interest at 7%,
       collateralized by all assets of the
       Company, the guarantee of Bob Sterling
       Enterprises, Inc. (a company owned by
       the President of Exhaust Technologies,
       Inc.), assignment of a $300,000
       promissory note due RES Enterprises,
       Inc. (another company owned by the
       President of Exhaust Technologies,
       Inc.), and the personal guarantee of
       M. Louise Sterling, the wife of Robert
       E. Sterling, who is the president and
       majority stockholder of Exhaust
       Technologies, Inc.                            $   437 175

       Less current maturity                             154 152
                                                      ----------

                                                     $   283 023
                                                      ==========


Long-term debt maturities as of October 31, 2003, are as follows:

                     Year                               Amount

                     2004                            $   154 152
                     2005                                165 409
                     2006                                117 614
                                                      ----------

                                                     $   437 175
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